Form 10-K
period 2025-12-31
Evommune, Inc.
filed 2026-03-05
CIK 2044725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42938

Evommune, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-0742575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1841 Page Mill Road, Suite 100 Palo Alto, CA	94304
(Address of principal executive offices)	(Zip Code)

(925) 247-4481

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	EVMN	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant was not a public company as of June 30, 2025, the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliated as of such date. The registrant's common stock began trading on the New York Stock Exchange on November 6, 2025.

The number of shares of Registrant’s Common Stock outstanding as of March 3, 2026 was 36,018,372.

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days following the end of the Registrant’s fiscal year ended December 31, 2025.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, statements about:

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
•
our ability to maintain adequate internal controls over financial reporting and to manage our business in accordance with applicable laws and the highly regulated industry in which we participate; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

SUMMARY OF RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Some of the more significant risks include the following:

•
We will need substantial additional funding in order to maintain our operations and advance the development and commercialization of our product candidates, if approved. Failure to obtain this necessary capital when needed, or on acceptable terms, may force us to delay, reduce or eliminate certain of our research operations or development.
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

PART I

Item 1. Business.

Overview

Evommune is a clinical-stage biotechnology company developing innovative therapies that target key drivers of chronic inflammatory diseases, with initial clinical development programs focusing on chronic spontaneous urticaria (“CSU”), atopic dermatitis (“AD”) and ulcerative colitis (“UC”). Chronic inflammation is a significant healthcare problem in the world, substantially impacting patients’ quality of life and leading to life-threatening conditions. These conditions, if not prevented, ultimately lead to fatal diseases, such as cardiovascular diseases, diabetes and cancer, which contribute to three out of every five deaths worldwide and result in an estimated $90 billion of annual cost to the healthcare system in the United States.

Our mission is to improve patients’ daily lives and prevent the long-term effects of uncontrolled inflammation that are a consequence of the limitations of existing therapies. To achieve this, we are advancing a portfolio of differentiated product candidates that target key drivers of chronic inflammation.

Our management team’s proven drug development expertise and experience in the field of immunology and inflammation, combined with advanced scientific tools, enable us to identify and advance potent, highly selective molecules with distinctive mechanisms of action. By identifying treatment gaps of chronic inflammatory diseases, we strive to transform the treatment landscape, developing therapies that have the potential to offer rapid symptom relief and provide safe, durable resolution of the underlying disease. Among our portfolio of programs, we currently have two product candidates, EVO756 and EVO301, in Phase 2 development. We are initially developing EVO756 for the treatment of CSU and AD, and EVO301 for the treatment of AD and UC. We see broad expansion potential for both programs across additional chronic inflammatory diseases. We also intend to advance additional preclinical programs into clinical development.

Our most advanced clinical-stage product candidate, EVO756, is a potent and highly selective oral small molecule antagonist of MRGPRX2, a receptor predominantly found on mast cells and peripheral sensory neurons. Dysregulated MRGPRX2 activity can play a key role as both a catalyst and perpetuator of disease pathogenesis across a multitude of systemic chronic inflammatory diseases. By targeting MRGPRX2, we believe EVO756 is the only dual mechanism clinical approach that modulates both mast cells and peripheral sensory neurons, representing a new potential therapeutic option to reduce inflammation and provide rapid relief of itch (pruritus). Mast cells are critical regulators of immune response and can be found in most vascularized tissues including skin, lung and the digestive tract. These cells tend to be distributed in close proximity to peripheral sensory neurons, where the activation of the neurons can trigger the inflammatory cascade and mast cells are implicated in further perpetuating neuroinflammation and its related symptoms. We believe MRGPRX2 is the only clinical approach aimed at inhibiting this neuroimmune interaction.

We previously announced the topline results from a Phase 1 proof-of-concept trial in 132 healthy volunteers designed to assess the safety, tolerability, pharmacokinetic (“PK”) properties and pharmacodynamic (“PD”) properties of orally administered EVO756. Comprehensive trial results were presented at the UCARE Global Urticaria Forum meeting in December 2024. EVO756 was observed to be well-tolerated at all doses tested, with no serious adverse events (“SAEs”), and PK results supporting daily dosing. A skin challenge test was also conducted in the multiple ascending dose (“MAD”) portion of the trial in which icatibant, a known MRGPRX2 ligand, representative of a broad class of disease relevant ligands, was administered via intradermal injection to healthy volunteers creating measurable wheals on their skin. EVO756 was observed to robustly decrease the healthy volunteers’ wheals induced by icatibant, evidencing meaningful target engagement at all doses tested. We are currently conducting a Phase 2b trial of EVO756 in CSU and have completed a Phase 2 trial of EVO756 in chronic inducible urticaria (“CIndU” and together with CSU, chronic urticarias or “CU”).

In May 2025, we reported topline results from our U.S. multicenter Phase 2 trial of EVO756 in CIndU that demonstrated clinical activity (including improvement in FricTest score and pruritus numerical rating score (“pruritus-NRS”), as described below) in a patient population with symptomatic dermographism. The trial was designed to generate additional patient data in a population with symptomatic dermographism, which we believe is highly translatable to the CSU patient population due to overlapping disease biology and shared pathophysiology. Third party trials have demonstrated that symptomatic dermographism affects approximately 25% of the CSU patient population; similarly, we believe EVO756’s clinical activity in symptomatic dermographism patients strongly supports the role of MRGPRX2 in neurogenic inflammation, which plays a crucial role in AD.

A total of 30 patients were enrolled in the trial, with 11 patients enrolled in the 300 mg once daily (“QD”) cohort and 19 patients enrolled in the 50 mg twice daily (“BID”) cohort. Rapid clinical activity was observed in both dosing regimens, with some patients demonstrating responses by week one in both FricTest score (a clinician-rated measure of symptomatic dermographism severity ranging from 0 to 4, with higher scores indicating greater severity) and pruritus-NRS. 70% (n=19) of the 27 observed patients demonstrated improvement at just four weeks, with 30% (n=8) of the observed patients achieving a complete response (achieving a FricTest score of zero), of which 50% were immunoglobulin E (“IgE”) high (as defined by a serum IgE level of ≥100 IU/mL). An additional 11% (n=3) achieved a partial response as defined by a ≥2-point decrease in FricTest score and a further 30% (n=8) demonstrated a one-point decrease in FricTest score. The population of subjects observed at four weeks does not include three patients who were unevaluable or lost to follow-up. Observed patients in the 300 mg QD cohort saw an average reduction of 1.4 points in FricTest score after four weeks and observed patients in the 50 mg BID cohort saw an average reduction of 1.5 points. By comparison, in separate, independent trials conducted by third parties, patients treated with 300 mg omalizumab saw a reduction of 1.4 points and patients treated with 300 mg barzolvolimab saw a reduction of 1.6 points in FricTest score after four weeks. EVO756 was observed to be well-tolerated at both dose levels, including the higher 300 mg QD dose. No SAEs were observed and there were no discontinuations due to adverse events (“AEs”).

We initiated a Phase 2b dose-ranging trial in CSU in April 2025 and expect to report initial results in the second quarter of 2026. We also initiated a Phase 2b dose-ranging trial in moderate-to-severe AD patients in August 2025 and expect to report initial results in the second half of 2026. We plan to evaluate EVO756 in additional indications in which mast cell degranulation and neuroinflammation are key drivers of disease, with migraine being our next indication of interest where we plan to initiate a Phase 2b trial in mid-2026.

Our second clinical-stage product candidate, EVO301, is a long-acting fusion protein consisting of an IL-18 binding protein (“BP”) and an anti-serum albumin Fab-associated (“SAFA”) domain. IL-18 is a pro-inflammatory cytokine of the IL-1 family that regulates various immune processes that drive inflammation and is a potent modulator of ongoing inflammation. The IL-18 pathway is believed to play a key role in the severity and progression of several large, highly prevalent chronic inflammatory disease populations with a significant number of uncontrolled patients, including AD and UC. The SAFA domain incorporated into EVO301 utilizes neonatal fragment crystallizable receptor (“FcRn”)-mediated recycling of serum albumin to extend half-life. We believe EVO301’s optimized approach to IL-18 binding and neutralization could enable significant advantages and differentiated clinical outcomes for patients, including with respect to efficacy, tissue distribution, dosing profile and reduced immunogenicity risk. In addition, EVO301’s distinct mechanism and modality complement those of EVO756, providing us with multiple potential avenues to bring innovative therapeutics to the large, underserved and rapidly expanding population of patients suffering from chronic inflammatory diseases.

In February 2026, we announced positive top-line results from a randomized, double-blind, placebo-controlled Phase 2a trial evaluating EVO301 in adult patients with moderate-to-severe AD. The trial met its primary efficacy endpoint at week 12 and achieved highly statistically significant outcomes in adult patients with moderate-to-severe AD. The 70-patient trial was designed to evaluate the safety and efficacy of intravenous dosing of 5 mg/kg on day 1 and day 28 (n=48 active, n=22 placebo) over 12 weeks. The trial met its primary endpoint, demonstrating clinically meaningful activity in AD with statistical significance over placebo achieved at weeks 4, 8 and 12 at p<0.01. We believe demonstrating this activity with an IL-18 targeting therapy supports the relevance of this pathway in disease pathophysiology and reinforces that pathways beyond classic Th2 biology can contribute meaningfully to disease activity. Expanding therapeutics to target novel mechanisms like IL 18 could offer benefit for patients who remain uncontrolled on existing therapies and reinforces the urgent need to develop more options across the growing AD population. We plan to rapidly move a subcutaneous formulation of EVO301 into a Phase 2b trial in AD where we believe optimized and more frequent dosing of EVO301 could achieve potential best-in-class Eczema Area and Severity Index (“EASI”) activity.

Beyond AD, we are evaluating a potential Phase 2 trial in moderate-to-severe UC patients. We may also evaluate EVO301 in Crohn’s disease, certain cardiovascular-related inflammatory conditions, and other additional indications, in which dysregulation of the IL-18 pathway contributes to chronic inflammation and tissue damage driving disease pathology. The figure below provides an overview of our current clinical pipeline:

Figure 1: Our Clinical Pipeline

Notes: (1) Other potential indications for EVO756 include asthma, interstitial cystitis, irritable bowel syndrome and pruritus. To date, based on our data from the successful completion of our Phase 1 proof-of-concept trial of EVO756 in healthy volunteers, we believe there is a path to proceed to Phase 2 clinical development for these other indications, similar to our initiation of our Phase 2b trial in AD, subject to standard regulatory requirements. (2) We are currently prioritizing development in other indications ahead of CIndU and may conduct additional CIndU trials in the future.

In addition to our clinical programs, we are advancing a pipeline of preclinical candidates for immunology and inflammation indications and aim to deliver a steady cadence of data for our new programs.

Our Approach to Drug Development and Chronic Inflammation

Collectively, our team members have held leadership roles at over 25 companies and have played key roles in the discovery and development of nearly 30 approved small molecules and biologics, primarily in immunology and inflammation, including Ebglyss (lebrikizumab), Cimzia (certolizumab pegol) and Rezurock (belumosudil). These therapies have significantly impacted patient outcomes, generated billions of dollars in sales and have led to multiple company acquisitions. This experience has informed our approach to drug development and commercialization to become one focused on identifying the areas of highest unmet need in chronic inflammatory diseases, identifying the molecules with the highest probability of improving patient outcomes in those diseases and then advancing our molecules through rigorous and thoughtful development programs.

Our deep knowledge of immunology and inflammation enables us to focus our efforts on key drivers of disease in which a single therapeutic could treat a broad range of indications and address areas of significant unmet need. We prioritize targets with high potential for meaningful patient outcomes and commercial value.

As we discover or in-license product candidates and advance them into the clinic, we design development strategies to rapidly establish proof-of-concept and apply stringent criteria to decide which product candidates should move forward. At every stage, we focus on advancing differentiated candidates that we believe have the highest potential for clinical advancement, guided by regulatory, clinical and commercial considerations.

EVO756, Targeting MRGPRX2 for Chronic Inflammatory Diseases

Our most advanced clinical-stage product candidate, EVO756, is a potent and highly selective oral small molecule antagonist of MRGPRX2, a receptor predominantly found on mast cells and peripheral sensory neurons. Dysregulated MRGPRX2 activity can play a key role as both a catalyst and perpetuator of disease pathogenesis across a multitude of systemic chronic inflammatory diseases. By targeting MRGPRX2, we believe EVO756 is the only dual mechanism clinical approach that modulates both mast cells and peripheral sensory neurons, representing a new potential therapeutic option to reduce inflammation and provide rapid relief of itch (pruritus).

Mast cells are critical regulators of immune response and can be found in most vascularized tissues including skin, lung and the digestive tract. These cells tend to be distributed in close proximity to peripheral sensory neurons, where the activation of the neurons can trigger the inflammatory cascade and mast cells are implicated in further perpetuating neuroinflammation and its related symptoms. We believe MRGPRX2 is the only clinical approach aimed at inhibiting this neuroimmune interaction. In addition, the cytoplasm of mast cells contains numerous membrane-bound granules that are filled with inflammatory mediators such as histamine and tryptase. When activated under normal conditions, mast cells degranulate, releasing their inflammatory mediators to protect against infections and toxins. They also may play a role in wound healing, angiogenesis (formation of new blood vessels) and initiating adaptive immune responses. However, aberrant activation of MRGPRX2 triggers excessive inflammation, resulting in symptoms such as hives (urticarial wheals), itch, pain, swelling and redness in a multitude of systemic chronic inflammatory diseases across organ systems. We are initially developing EVO756 for the treatment of CSU and AD, but we see broad expansion potential across additional chronic inflammatory diseases as illustrated in the figure below.

Figure 2: EVO756 Proof-of-Concept Roadmap

Notes: (1) Proof-of-concept based on skin challenge test in healthy volunteers.

(2) Proof-of-concept supported by positive clinical data for PACAP (MRGPRX2 ligand) inhibition in migraine prophylaxis (Lundbeck)

EVO756 for the Treatment of Chronic Spontaneous Urticaria

We are progressing the development of EVO756 for CSU, our current lead indication, and have completed an exploratory trial in CIndU. Many patients with CSU are known to also suffer from CIndU. Given the overlapping patient populations and shared underlying biology, we believe aspects of clinical development in CIndU can meaningfully inform that of CSU. In the United States, there are currently an estimated 3,000,000 patients with CSU and 850,000 patients with CIndU. CSU is a chronic inflammatory disease characterized by spontaneous and recurrent hives and angioedema without a known environmental trigger. In contrast, CIndU is triggered by specific physical stimuli such as cold, pressure, friction or heat.

The current landscape of approved and investigational therapeutics for CSU and CIndU lacks a safe, convenient and efficacious treatment option that could be utilized by a broad range of prescribers as a first-line treatment post-antihistamines. While initial treatment for these patients consists of over-the-counter oral antihistamines, it is estimated that greater than half of these patients do not achieve adequate symptom or disease control. There are currently only three available treatments for antihistamine-refractory patients, Xolair (omalizumab), a once monthly subcutaneous IgE mAb, Dupixent (dupilumab), a twice monthly subcutaneous mAb modulating the IL-4 and IL-13 signaling cascade, and Rhapsido (remibrutinib), a twice daily oral Bruton’s tyrosine kinase (BTK) inhibitor approved September 2025, all of which have significant limitations. Xolair has been on-market since 2004 and was approved for use in CSU in 2014; however, its use in CSU has been constrained by safety concerns and limited efficacy, as well as barriers related to monitoring requirements after in-office administration. Dupixent was first approved in 2017 for AD and was subsequently approved for CSU in 2025. Nonetheless, Dupixent has failed in multiple CIndU trials and has failed to show statistically significant improvements in efficacy over the standard of care in omalizumab-refractory or intolerant CSU patients. Early efficacy and itch improvement remains a concern for CSU patients, with approximately 55% to 66% of patients treated with Xolair experiencing itch and hives at 12 weeks and approximately 70% of Xolair-naïve patients treated with Dupixent experiencing itch and hives at 24 weeks. Rhapsido has side effects on its label including nasopharyngitis, bleeding, headache, nausea and abdominal pain, along with drug interactions recommending against its use with multiple classes of drugs. We believe these limitations play a role in these treatments only being utilized by an estimated 10% of antihistamine-refractory patients. Given there are currently over 3,000,000 patients living with CSU and more than 850,000 patients living with CIndU, we estimate that over 500,000 CU patients who are antihistamine-refractory are untreated and have uncontrolled disease.

We conducted a Phase 1 proof-of-concept randomized, placebo-controlled trial in 132 healthy volunteers designed to assess the safety, tolerability, PK properties and PD properties of orally administered EVO756. Comprehensive trial results were presented at the UCARE Global Urticaria Forum meeting in December 2024. The Phase 1 trial enrolled 55 healthy adults in a single ascending dose (“SAD”) portion and 77 healthy adults in a MAD portion in which participants were treated for 14 days. EVO756 was observed to have an encouraging tolerability profile at all doses tested, including the highest QD dose of 500 mg, with no SAEs observed. A skin challenge test was also conducted in the MAD portion of the trial in which icatibant, representative of a broad class of disease relevant ligands, was administered via intradermal injection to healthy volunteers creating measurable wheals on their skin. EVO756 was observed to robustly decrease the healthy volunteers’ wheals induced by icatibant, evidencing meaningful target engagement at all doses tested. We believe this proof-of-concept portion of the trial supports the potential benefits of EVO756 in CSU.

In May 2025, we reported topline results from our U.S. multicenter Phase 2 trial of EVO756 in CIndU that demonstrated clinical activity (including improvement in FricTest score and pruritus-NRS, as described below) in a patient population with symptomatic dermographism. CIndU is a form of urticaria that has known environmental triggers, including pressure or exposure to cold and has underlying disease pathogenesis similar to CSU. The trial was designed to generate additional patient data in a population with symptomatic dermographism, which we believe will be highly translatable to the CSU patient population given the shared pathologies. Third party trials have demonstrated that symptomatic dermographism affects approximately 25% of the CSU patient population; similarly, we believe EVO756’s clinical activity in symptomatic dermographism patients strongly supports the role of MRGPRX2 in neurogenic inflammation, which plays a crucial role in AD.

A total of 30 patients were enrolled in the trial, with 11 patients enrolled in the 300 mg QD cohort and 19 patients enrolled in the 50 mg BID cohort. Rapid clinical activity was observed in both dosing regimens, with some patients demonstrating responses by week one in both FricTest score (complete response score of zero) and pruritus-NRS (≥2-point decrease). 70% (n=19) of the 27 observed patients demonstrated improvement at just four weeks, with 30% (n=8) of the observed patients achieving a complete response (achieving a FricTest score of zero (a clinician rated measure of symptomatic dermographism severity ranging from 0 to 4, with higher scores indicating greater severity)), of which 50% were IgE high (as defined by a serum IgE level of ≥100 IU/mL). An additional 11% (n=3) achieved a partial response as defined by a ≥2-point decrease in FricTest score and a further 30% (n=8) demonstrated a one-point decrease in FricTest score. The population of subjects observed at four weeks does not include three patients who were unevaluable or lost to follow-up. Observed patients in the 300 mg QD cohort saw an average reduction of 1.4 points in FricTest score after four weeks and observed patients in the 50 mg BID cohort saw an average reduction of 1.5 points. By comparison, in separate, independent trials conducted by third parties, patients treated with 300 mg omalizumab saw a reduction of 1.4 points and patients treated with 300 mg barzolvolimab saw a reduction of 1.6 points in FricTest score after four weeks as shown in Figures 4 and 5 below.

Both the QD and BID regimens were observed to result in rapid and meaningful itch relief. Observed patients in the 300 mg QD cohort experienced an average reduction of 2.4 in pruritus-NRS, while those in the 50 mg BID cohort saw an average reduction of 2.1 points. Importantly, 93% (n=25) of observed patients demonstrated improvement at just four weeks in either FricTest or pruritus-NRS. Further, 75% (n=6) of those who did not achieve a decrease in FricTest score demonstrated a decrease in pruritus-NRS, evidencing the impact of EVO756 on itch at this early time-point, even in the absence of FricTest response. EVO756 was observed to be well-tolerated at both dose levels, including the higher 300 mg QD dose. No SAEs were observed and there were no discontinuations due to AEs. The figure below illustrates the clinical data, including FricTest improvement at four weeks, generated in our Phase 2 CIndU trial of EVO756:

Figure 3: EVO756 FricTest Score Improvements and Other Observed Data

The figures below illustrate the clinical improvements over time for omalizumab and barzolvolimab:

Figure 4: Omalizumab Clinical Activity Improved Over Time

Notes: Direct comparisons cannot be made in the absence of head-to-head trials because of differences in trial design, patient population and other factors.

Figure 5: Barzolvolimab Clinical Activity Improved Over Time

Notes: Direct comparisons cannot be made in the absence of head-to-head trials because of differences in trial design, patient population and other factors.

Examining historical trial data from mast cell targeting therapeutic agents that have been evaluated in CSU and CIndU suggests that CIndU response rate may correlate with clinical response in treating CSU. Our Phase 2 trial of EVO756 in CIndU was designed to generate additional patient data in a population with symptomatic dermographism, which we believe will be highly translatable to the CSU patient population given the shared pathologies. Figure 6 below details selected competitor therapeutic agents that have entered clinical development in CU, highlighting that targeting mast cells potentially indicates translatability from CIndU to CSU:

Figure 6: CIndU Response as a Potential Indicator of Future CSU Profile

Notes: Direct comparisons cannot be made in the absence of head-to-head trials because of differences in trial design, patient population and other factors. Data is presented for information only and does not account for differences in enrollment populations or other cross-trial variabilities.

In CSU, we initiated a Phase 2b dose-ranging trial in approximately 160 moderate-to-severe antihistamine-refractory CSU patients and expect initial data from that trial in the second quarter of 2026. This is a randomized, double-blind, placebo-controlled trial in which participants will receive one of three active dose regimens or placebo. The primary endpoint of the trial is change in a patient’s Urticaria Activity Score over seven days (“UAS7”) at 12 weeks. Beyond the primary endpoint, we are also evaluating other measures of disease, including itch, hive severity and angioedema.

EVO756 for the Treatment of Atopic Dermatitis

Atopic dermatitis, commonly referred to as eczema, is one of the most prevalent chronic inflammatory diseases and is characterized by acute flares of itchy, red, exudative papules and persistently dry, scaly skin. The hallmark feature of AD is intense inflammatory itch, known as pruritus, with episodic flares of rash and underlying chronic inflammation. For most moderate-to-severe AD patients, the disease significantly impacts patients’ quality of life, driven primarily by relentless itch, sleep disruption and visible skin symptoms. The intense itch associated with AD often triggers an itch-scratch cycle, further compromising the epidermal barrier and exacerbating disease. While AD commonly begins in childhood, it is also highly and increasingly prevalent in adults, with about 15% to 20% of children and 1% to 3% of adults impacted, significantly disrupting their quality of life.

Research indicates that mast cells and peripheral sensory neurons play a key role in the pathogenesis of AD. One known driver of AD is the chronic and cyclical release of pro-inflammatory mediators associated with mast cell degranulation. Heightened mast cell activity promotes inflammation and drives itch, while activation of peripheral sensory neurons amplifies the sensation of itch. Third party studies have shown increased mast cell density, elevated MRGPRX2 expression and neuroinflammation correlate with disease severity in lesional AD skin. For example, a third-party study examined the number of mast cells from lesional and non-lesional skin of AD patients and skin of healthy volunteers. The biopsies showed that in AD lesional skin, more mast cells were found as compared to non-lesional skin. In addition, in a third-party preclinical mouse study, AD severity was shown to be specifically associated with MRGPRX2 expression. Internal research conducted by us identified key MRGPRX2 ligands and MRGPRX2 as more abundant in lesional skin. Additionally, our internal research has verified MRGPRX2 expression in sensory neurons and that EVO756 robustly decreased sensory neuron activation when stimulated. Collectively, we believe these findings highlight the MRGPRX2 activation pathway in AD and support the rationale for targeting MRGPRX2 to resolve both skin lesions and itch by modulating mast cells and peripheral sensory neurons.

The current standard of care for first-line treatment of AD are primarily topical corticosteroids and targeted treatments (for example, topical Janus kinase (“JAK”) inhibitor). However, approximately 40% to 50% of AD patients have a moderate-to-severe form of the disease and thus are uncontrolled by topical therapies. For these patients, new systemic agents have emerged as the preferred advanced treatments that target several different inflammatory mediators that contribute to underlying inflammation and flare-ups, including Dupixent (dupilumab), Rinvoq (upadacitinib) and Cibinqo (abrocitinib). Despite the effectiveness of these therapies, some of them are associated with serious risk of life-threatening side effects and carry boxed warnings.

We are developing EVO756 for the treatment of moderate-to-severe AD in adult and pediatric patients whose disease remains uncontrolled with prescription topical therapies. We initiated a Phase 2b dose-ranging trial in moderate-to-severe AD patients in August 2025 and expect to report initial results in the second half of 2026. The primary endpoint is change in EASI score at 12 weeks, and we also plan on assessing Investigator Global Assessment (“IGA”) and pruritus-NRS. In addition, should EVO756 demonstrate a positive treatment effect on itch in the Phase 2b dose-ranging trial, we may subsequently evaluate its potential in other forms of inflammatory itch (pruritus).

Additional Development Opportunities for EVO756

Beyond CSU and AD, there are a number of other systemic chronic inflammatory diseases in which mast cell degranulation and neuroinflammation are implicated, including areas where we believe EVO756 could fulfill significant unmet patient needs. Additional diseases in which we are exploring the potential of MRGPRX2 inhibition include migraine, asthma, interstitial cystitis, irritable bowel syndrome and pruritus. Our next indication of interest is migraine and we plan to initiate a Phase 2b trial in mid-2026. Initiation of a Phase 2 trial in any of these additional indications will be determined based on ongoing trials and corporate resources. To date, based on our data from the successful completion of our Phase 1 proof-of-concept trial of EVO756 in healthy volunteers, we believe there is a path to proceed to Phase 2 clinical development for these other indications, similar to our initiation of our Phase 2b trial in AD, subject to standard regulatory requirements.

EVO301, Our SAFA Binding Protein Targeting IL-18 for Chronic Inflammatory Diseases

Our second clinical-stage product candidate, EVO301, is currently in Phase 2 development for the treatment of moderate-to-severe AD. In June 2024, we secured exclusive global rights to develop and commercialize EVO301 from AprilBio Co. Ltd. (“AprilBio”) (Kosdaq: 397030), a biopharmaceutical company based in South Korea dedicated to developing specialized biologics and antibody drugs, after they progressed EVO301 through a Phase 1 trial.

IL-18 is a pro-inflammatory cytokine of the IL-1 family that not only regulates various immune processes that drive inflammation, but also acts as a potent modulator of ongoing inflammation. The IL-18 pathway is believed to play a role in the severity and progression of several large, highly prevalent chronic inflammatory disease populations with a significant number of uncontrolled patients, including AD and UC.

EVO301 is a long-acting injectable SAFA-IL-18BP fusion protein consisting of a native human IL-18BP domain linked to a human Fab antibody fragment-targeting albumin, designed to neutralize the IL-18 inflammatory pathway. We believe this design, differentiated from mAbs targeting IL-18, potentially confers several advantages including improved activity, decreased immunogenicity and better distribution to sites of inflammation. Based on learnings from biologics targeting other inflammatory targets, we believe these benefits may provide faster onset of action and deliver comparable or better efficacy results to commercially available biologics while potentially offering better tolerability, durability, safety and more convenient dosing.

In a Phase 1 randomized, placebo-controlled SAD trial conducted in 31 healthy volunteers, EVO301 was observed to be well-tolerated at all doses tested, with no SAEs or discontinuations due to AEs. PK observations were favorable and support monthly dosing.

In February 2026, we announced positive top-line results from a randomized, double-blind, placebo-controlled Phase 2a trial evaluating EVO301 in adult patients with moderate-to-severe AD. The trial met its primary efficacy endpoint at week 12 and achieved highly statistically significant outcomes in adult patients with moderate-to-severe AD. The 70-patient trial was designed to evaluate the safety and efficacy of intravenous dosing of 5 mg/kg on day 1 and day 28 (n=48 active, n=22 placebo) over 12 weeks. The trial met its primary endpoint, demonstrating clinically meaningful activity in AD with statistical significance over placebo achieved at weeks 4, 8 and 12 at p<0.01. We believe demonstrating this activity with an IL-18 targeting therapy supports the relevance of this pathway in disease pathophysiology and reinforces that pathways beyond classic Th2 biology can contribute meaningfully to disease activity. Expanding therapeutics to target novel mechanisms like IL 18 could offer benefit for patients who remain uncontrolled on existing therapies and reinforces the urgent need to develop more options across the growing AD population. We plan to rapidly move a subcutaneous formulation of EVO301 into a Phase 2b trial in AD where we believe optimized and more frequent dosing of EVO301 could achieve potential best-in-class EASI activity.

Beyond AD, we are evaluating a potential Phase 2 trial in moderate-to-severe UC patients. We may also evaluate EVO301 in Crohn’s disease, certain cardiovascular-related inflammatory conditions, and additional indications in which dysregulation of the IL-18 pathway may contribute to chronic inflammation and tissue damage driving disease pathology. To date, based on the data from the successful completion of the Phase 1 and Phase 2 trials of EVO301, we believe there is a path to proceed to Phase 2 clinical development for these other indications, subject to standard regulatory requirements.

We believe EVO301’s distinct mechanism and modality complement those of EVO756, providing us with multiple potential avenues to bring innovative therapeutics to the large, underserved and rapidly expanding patient population suffering from chronic inflammatory diseases.

Other Drug Discovery and Development

Beyond our clinical-stage product candidates, we are advancing a suite of discovery-stage programs to broaden and diversify our portfolio. We aim to deliver a steady cadence of clinical data, in line with our vision of addressing chronic inflammatory diseases across multiple pathways and indications.

EVO756: Our MRGPRX2 Antagonist

Overview

Our most advanced clinical-stage product candidate, EVO756, is a potent and highly selective oral small molecule antagonist of MRGPRX2. Dysregulated MRGPRX2 activity is implicated in a range of systemic chronic inflammatory diseases, acting both as a catalyst and perpetuator of disease pathology. The blockade of MRGPRX2 represents an innovative, targeted, dual mechanism approach for the treatment of multiple systemic chronic inflammatory diseases across different organs by inhibiting both mast cell degranulation and neuroinflammation mediated via peripheral sensory neurons.

EVO756 represents a differentiated strategy with the potential to deliver a safe, effective and convenient daily oral treatment. We believe this approach could address significant unmet need in chronic inflammation, align with the preferences of both patients and prescribers, enable broader prescribing beyond specialists and expand the reach of treatment to millions of underserved patients.

Clinical and preclinical data from our team and third parties suggest that blocking MRGPRX2 activation can selectively prevent mast cell degranulation and the release of pro-inflammatory mediators. By selectively inhibiting MRGPRX2, we aim to avoid the safety risks of therapies that deplete mast cells or cause broad immunosuppression.

We are initially developing EVO756 in CSU and AD, two diseases with well-established MRGPRX2 biology and high unmet need, while also planning to expand into additional chronic inflammatory indications.

We conducted a Phase 1 proof-of-concept trial in 132 healthy volunteers designed to assess the safety, tolerability, PK and PD properties of orally administered EVO756. Comprehensive trial results were presented at the UCARE Global Urticaria Forum meeting in December 2024. A skin challenge test was conducted in the MAD portion of the trial in which icatibant, representative of a broad class of disease relevant ligands, was administered via intradermal injection to healthy volunteers creating measurable wheals on their skin. EVO756 was observed to robustly decrease the healthy volunteers’ wheals induced by icatibant, evidencing meaningful target engagement at all doses tested.

We are currently conducting a Phase 2b trial of EVO756 in CSU and have completed a Phase 2 trial of EVO756 in CIndU. In May 2025, we reported topline results from our U.S. multicenter Phase 2 trial of EVO756 in CIndU that demonstrated clinical activity (including improvement in FricTest score and pruritus-NRS, as described below) in a patient population with symptomatic dermographism. Rapid clinical activity was observed in both dosing regimens, with some patients demonstrating responses by week one in both FricTest score (complete response score of zero) and pruritus-NRS (≥2-point decrease). 70% (n=19) of the 27 observed patients demonstrated improvement at just four weeks, with 30% (n=8) of the observed patients (n=8) achieving a complete response (achieving a FricTest score of zero), of which 50% were IgE high. An additional 11% (n=3) achieved a partial response as defined by a ≥2-point decrease in FricTest score and a further 30% (n=8) demonstrated a one-point decrease in FricTest score. The population of subjects observed at four weeks does not include three patients who were unevaluable or lost to follow-up. Both observed dosing levels were observed to result in rapid and meaningful itch relief to patients, with observed patients in the 300 mg QD cohort experiencing an average reduction of 2.4 in pruritus-NRS while observed patients in the 50 mg BID cohort saw an average reduction of 2.1 points. Importantly, 93% (n=25) of observed patients demonstrated improvement at just four weeks in either FricTest or pruritus-NRS. Further, 75% (n=6) of those who did not achieve a decrease in FricTest score demonstrated a decrease in pruritus-NRS, evidencing the impact of EVO756 on itch at this early time-point, even in the absence of FricTest response. EVO756 was observed to be well-tolerated at both dose levels, including the higher 300 mg QD dose. No SAEs were observed and there were no discontinuations due to AEs. We expect to report initial data from the Phase 2b trial of EVO756 in CSU in the second quarter of 2026. We also initiated a Phase 2b dose-ranging trial in AD in August 2025 and expect to report initial results in the second half of 2026.

MRGPRX2 as an Ideal Target for Chronic Inflammatory Disease

MRGPRX2 is highly expressed on mast cells and peripheral sensory neurons and is activated by multiple ligands that are elevated in inflamed tissues, including neuropeptides, host defense peptides, proteases and cytokines. Such ligands have been found to be upregulated in a range of chronic inflammatory diseases including CSU, AD, migraine, asthma, interstitial cystitis and irritable bowel syndrome. Our management team has deep expertise with MRGPRX2, having worked with the target for over a decade, which we believe provides us with powerful insight into the biology, patient needs and treatment landscape in this space.

Mast cells are critical regulators of the immune response and can be found in most vascularized tissues, including skin, lung and the digestive tract. When ligands activate MRGPRX2 on mast cells, they trigger a signaling cascade that induces degranulation, which initiates the release of inflammatory mediators including histamine, chemokines, leukotrienes, prostaglandins, tryptase and chymase. Activation of MRGPRX2 also drives neuroinflammation on peripheral sensory neurons, located in various tissues including skin and lung. Aberrant activation of mast cells and peripheral sensory neurons via the MRGPRX2 receptor can lead to a variety of disease pathologies depending on the affected tissue, resulting in uncontrolled symptoms that are characteristic of many chronic inflammatory diseases such as hives, itch, pain, swelling and redness. Disease pathology is further amplified by the observation that mast cells and peripheral sensory neurons are concurrently activated in certain diseases, such as CSU and AD, which creates upregulated MRGPRX2-dependent feedback loops and intensified symptoms. The following figures illustrate MRGPRX2’s role in mast cell activation and neuroinflammation and as a nexus for mast cell and neuron activation by multiple ligands:

Figure 7: MRGPRX2 in Mast Cell Activation and Neuroinflammation

Figure 8: MRGPRX2, A Nexus for Mast Cell/Neuron Activation by Multiple Ligands

Based on MRGPRX2’s concentrated expression on these two cell types, we believe there is potential for synergistic mast cell and peripheral sensory neuron activation by disease-relevant ligands. We believe MRGPRX2 is the only clinical approach aimed at inhibiting this neuroimmune interaction. We also believe MRGPRX2 antagonism presents a differentiated and compelling safety profile. Existing methods of modulating mast cells include anti-IgE therapies and targeting the receptor tyrosine kinase KIT.

Anti-IgE therapies block mast cell activation but are associated with the risk of anaphylaxis and KIT inhibition, which depletes mast cells, affects many biological processes and has demonstrated a heightened potential for on-target toxicity in clinical trials. Similarly, downstream inhibitors like JAK or Bruton’s tyrosine kinase (“BTK”) reduce inflammation by broadly suppressing immune pathways, leading to potential systemic side effects and safety concerns. In contrast, MRGPRX2 is selectively expressed in mast cells and sensory neurons, which we believe leads to a narrower range of inflammatory outcomes and ultimately lowers the potential for on-target toxicity.

Market Opportunity

We believe EVO756 has the potential to be used for the treatment of a broad spectrum of highly prevalent and debilitating chronic inflammatory diseases in which mast cell and peripheral sensory neuron regulation is central to disease pathogenesis, including cutaneous diseases (such as CU and AD), neurologic conditions (such as migraine), respiratory conditions (such as asthma) and other diseases (such as interstitial cystitis). Standards of care for these diseases, particularly for patients with refractory or moderate-to-severe forms of their disease, are often limited by suboptimal safety or efficacy, as well as barriers related to administration or monitoring, which result in low utilization.

Our initial focus for EVO756 development is CSU and AD, where we see clear paths to create benefits based on high unmet patient need, well-defined clinical endpoints and the potential for both rapid symptom relief and disease-modifying effects through targeted mast cell and peripheral sensory neuron modulation. We also plan to explore additional indications in which mast cell degranulation and neuroinflammation are key drivers of disease, expanding the potential reach of EVO756 across a broad range of chronic inflammatory diseases. The following illustration depicts the broad universe of conditions where we believe targeting MRGPRX2 could potentially provide meaningful clinical benefit:

Figure 9: Targeting MRGPRX2 Creates Broad Opportunity

The prevalence in the United States of certain diseases of interest in which mast cell degranulation and neuroinflammation are believed to play a role is significant, as shown in the table below:

Figure 10: Prevalence of Select Chronic Inflammatory Diseases

Notes: (1) Estimated adult AD prevalence.

Our Solution: EVO756, Our MRGPRX2 Antagonist

We are developing EVO756 as an oral therapy targeting MRGPRX2 to address a broad spectrum of inflammatory indications. We believe EVO756 can be a first-line therapy for CSU and AD and is currently the most advanced program in clinical development targeting MRGPRX2. EVO756’s molecular properties, measured in our in vivo studies, are consistent with Lipinski’s Rule of Five, a set of guidelines used in drug discovery to predict oral bioavailability and avoid off-target effects. Its low molecular weight, low lipophilicity reflected by a favorable cLogP, as well as a high rate of free fraction, make us confident that EVO756 is designed and optimized for oral delivery. We believe EVO756’s carefully designed molecular and PK profile, with high bioavailability and limited off-target potential, differentiates it from other known attempts to mechanistically target MRGPRX2 in chronic inflammatory diseases. The following table depicts select characteristics of EVO756:

Figure 11: Select Characteristics of EVO756

Notes: ADME = Absorption, Distribution, Metabolism, and Excretion; MW = Molecular Weight; PPB = Plasma Protein Binding; DDI = Drug-Drug Interaction.

We have observed that EVO756 exhibits potent activity across a broad and representative panel of inflammatory ligands known to act through MRGPRX2. Because chronic inflammation in individual patients may be driven by varying combinations of disease-associated ligands, we evaluated multiple known ligand classes (as shown in Figure 12 below). Based on preclinical studies and the MAD portion of our Phase 1 proof-of-concept trial, EVO756 was observed to consistently and robustly inhibit degranulation across all tested ligands—both endogenous and exogenous—as shown in Figure 12 below:

Figure 12: EVO756 Is a Highly Potent Oral Small Molecule

Comparable Low nM EVO756 Potency Across All Ligands Tested

Ca^{2+} influx in CHO-transfectants

Endogenous Ligands
% Inhibition
120
100
80
60
40
20
0
-20
-40
0.0001
0.001
0.01
0.1
1
10
100
EVO756 (μM)
ECP-1
Cortistatin-14
Oxytocin
CXCL-14
LL-37
PACAP 1-38
VIP
Neuropeptide FF
β-Defensin 2
Catestatin
Dynorphin A
PAMP-12
Somatostatin-14
Substance P
Dynorphin B
CNP(1-22)
Hemokinin-1
PACAP 1-27
BAM 8-22
Vasopressin
Kallidin

Exogenous Ligands
% Inhibition
120
100
80
60
40
20
0
-20
-40
0.0001
0.001
0.01
0.1
1
10
100
EVO756 (μM)
Compound 48/80
Ciproflaxcin
Chlorpromazine
Dextromethorphan
Icatibant 1

Notes: (1) Icatibant used as agonist for PD challenge.

In our completed Phase 1 trial, EVO756 was observed to cause decreases in skin response as measured by changes in icatibant-induced wheals, which we believe confirms target engagement and suggests the potential of EVO756 to block disease relevant ligands in CSU. EVO756 was observed to be well-tolerated at all doses tested, with no SAEs observed, and PK results supporting daily oral dosing.

Chronic Urticaria Background

Urticaria, also known as hives, is a disease characterized by the presence of wheals, itching and angioedema, which is swelling in subcutaneous tissue, often in the lips, face and extremities. This disease is characterized as CU when lasting for a period of more than six weeks. The two forms of CU are CSU and CIndU. CSU is a chronic inflammatory skin disease characterized by spontaneous and recurrent hives and angioedema without a known environmental trigger. In contrast, CIndU is triggered by specific physical stimuli such as pressure, cold, friction or heat. Both are driven by aberrant mast cell activation, leading to the repeated release of histamine and other pro-inflammatory mediators. This activation causes vasodilation, immune cell recruitment, swelling and stimulation of peripheral sensory neurons, resulting in intense, persistent itch. Uncontrolled CU can last months or even years and significantly impact patients through the disruption of daily living and reduction in quality of life.

Currently, in the United States, we estimate that there are more than 3,000,000 patients living with CSU and over 850,000 patients living with CIndU. The current range of existing and potential therapeutics for CU collectively lacks a safe, convenient, efficacious treatment option that could be prescribed by a broad range of prescribers.

Current Treatment Paradigm

Antihistamines are generally the initial treatment for CU due to their availability over-the-counter, low price and benign safety profile. However, approximately 50% of patients treated with antihistamines experience inadequate symptom control. There are only three approved therapeutics available as a therapy for antihistamine-refractory CSU patients: (i) Xolair (omalizumab), a once monthly injectable anti-IgE mAb which contains a black box warning for anaphylaxis, (ii) Dupixent (dupilumab), a twice monthly subcutaneous mAb modulating the IL-4 and IL-13 signaling cascade and (iii) Rhapsido (remibrutinib), a twice daily oral BTK inhibitor.

Approximately two-thirds of the CSU patients treated with Xolair do not experience complete symptom control. In addition, Xolair has safety concerns regarding its black box warning for anaphylaxis and has burdensome monitoring requirements including in-office administration for three consecutive months. We believe these concerns have limited adoption predominantly to allergists and have led to Xolair being significantly underutilized by dermatologists, primary care physicians and pediatricians, with approximately 10% penetration in the antihistamine-refractory CSU market. Overall, we estimate that approximately 450,000 CSU patients in the United States are either untreated or have uncontrolled disease and are not well served by the existing treatment paradigm, as illustrated in the figure below:

Figure 13: CSU Is an Underserved Market with Limited Treatment Options

Notes: (1) In the United States, “Eligible” defined as CSU patients with incomplete response to over-the-counter H1-antihistamines and eligible for targeted therapy; (2) Approximately 50,000 patients currently treated with a biologic.

Dupixent was approved for CSU in April 2025. Despite having shown success in other immunology indications, Dupixent has more limited efficacy in CSU compared with Xolair, with less than a third of Xolair-naïve patients dosed reaching a complete response (as defined by UAS7=0) at week 24 (and notably only a 16% complete response rate at week 12, the common endpoint for competitor CSU trials). Furthermore, Dupixent failed to meet the primary endpoint of ISS7 reduction in a Phase 3 trial in omalizumab-refractory or intolerant patients. Additionally, Dupixent has been associated with conjunctivitis and injection site reactions. Due to these limitations, we estimate there is a significant number of patients who either remain untreated or untreatable with current treatment options. We believe EVO756 may ultimately be a first line treatment option across prescriber types, if approved.

Beyond Xolair and Dupixent, the next most advanced product candidate is Rhapsido, an orally administered BTK inhibitor approved for the treatment of CSU in September 2025. While Rhapsido has been observed in clinical trials to have greater clinical activity than Dupixent, Rhapsido has adverse reactions on its label including nasopharyngitis, bleeding, headache, nausea and abdominal pain, along with drug interactions recommending against its use with multiple classes of drugs. Furthermore, we believe BTK inhibitors as a class have a more concerning safety profile with multiple labeled warnings and precautions. We are also aware of KIT inhibitor programs in development for the treatment of CSU. KIT inhibitors have a proven ability to limit mast cell development and therefore significantly reduce hives for urticaria patients. However, KIT inhibitors also impact the development of a range of other cells, resulting in a variety of side effects, including neutropenia, changes in taste and hair color and spermatogenesis. We believe these challenges could limit KIT inhibitors to a later-line treatment option. The following graphic compares MRGPRX2 to other mechanisms of action being evaluated in CSU:

Figure 14: Potential for EVO756 to Address an Urticaria Market with Significant Therapeutic Opportunity

We believe that MRGPRX2-targeted therapies have the potential to show a superior safety and comparable efficacy profile to Xolair, Dupixent, Rhapsido, and other therapeutic candidates in development, thus having the potential to become the first-line treatment for antihistamine-refractory patients. Nonclinical and clinical data generated internally and by third parties support the potential for MRGPRX2-targeted therapies to emerge with an attractive class profile with efficacy in the range of approved treatments while delivering improved safety, faster symptom relief through direct modulation of peripheral sensory neurons and the convenience of a daily oral. Furthermore, we believe the safety results observed to-date and convenient oral dosing of EVO756 may not only position it to become the backbone therapy for CSU, if approved, but it also has the potential to be used in combination treatment with existing approved biologics, such as Xolair and Dupixent.

Clinical Data

Our Completed Phase 1 Trial

In July 2024, we announced the topline results from a Phase 1 proof-of-concept trial in 132 healthy volunteers designed to assess the safety, tolerability, PK properties and PD properties of orally administered EVO756. Comprehensive trial results were presented at the UCARE Global Urticaria Forum meeting in December 2024. The Phase 1 trial was a SAD and MAD trial in healthy volunteers and was conducted in the United States. The figure below depicts the design of this trial:

Figure 15: Phase 1 Proof-of-Concept Trial Design and Summary

Notes: ECG = electrocardiogram

In the trial, 55 individuals (including placebo) were administered a single dose in the SAD portion and 77 individuals (including placebo) were dosed once or twice daily for 14 days in the MAD portion. In the SAD portion, doses from 1 mg to 500 mg were administered in ascending order across seven cohorts of approximately eight participants each (six active and two placebo). In the MAD cohorts, ascending doses of 10 mg, 30 mg, 100 mg and 240 mg twice daily were administered across four cohorts of 16 subjects each (12 active and four placebo) and a fifth cohort of approximately 16 subjects (12 active and four placebo) were administered 500 mg once daily. A skin challenge test was also conducted in the MAD portion of the trial in which icatibant, representative of a broad class of disease relevant ligands, was administered via intradermal injection to create measurable wheals on their skin.

Safety Results

EVO756 was observed to be well-tolerated at all doses administered in both the SAD and MAD portions of the trial, including up to the 500 mg QD dose. No SAEs were observed and all AEs reported were considered mild or moderate and included headache, dizziness, catheter site pain, diarrhea and lymphadenopathy. There was one discontinuation, which was not considered treatment-related, as the patient withdrew consent prior to completion of treatment. In addition, there were no clinically significant electrocardiogram (“ECG”) or lab abnormalities. The following table summarizes the safety results of this trial:

Figure 16: Safety Results of Phase 1 Trial

PK Results and Trial Dosing

In the MAD portion of the trial, increased dosing from 10 mg twice daily to 240 mg twice daily, and 500 mg once daily, resulted in approximately dose-proportional increases in serum concentrations of EVO756, with about a two-fold accumulation observed from day 1 through day 14. In this trial, serum concentrations of EVO756 were above the IC90for MRGPRX2 inhibition at trough at all dosing levels 30 mg twice daily and higher.

Phase 1 Proof-of-Concept Skin Challenge Test

The Phase 1 trial included a skin challenge test based on work published out of Johns Hopkins University. In a clinical setting, MRGPRX2 ligands, administered intradermally in a skin challenge test, have been shown to produce functional and measurable skin responses (wheals) in healthy individuals and a heightened response in individuals with CU.

We assessed the PD potential of EVO756 in the MAD portion of the trial in which icatibant, whose pharmacology effectively represents typical characteristics of MRGPRX2 ligands, was administered intradermally. Figure 17 below outlines the mechanism and design of this skin challenge test:

Figure 17: Skin Challenge Test: Proof-of-Concept and Target Engagement for Chronic Urticaria

In the skin challenge test, intradermal administration of 10 and 100 µg/mL icatibant-induced wheals consistent with those observed previously in the work performed by Johns Hopkins (Shtessel et al.) resulted in measurable skin responses in a highly controlled setting.

We believe this PD assessment provides proof-of-concept for EVO756 in the treatment of CU as EVO756 was observed to engage MRGPRX2, block the impact of a known MRGPRX2 ligand and robustly reduce the mean size of icatibant-induced wheals (10 µg/mL (7.6 µM) icatibant), as shown in the following chart:

Figure 18: EVO756 Robustly Decreased Icatibant-Induced Wheals

Notes: Error bars represent standard deviation; *p < 0.001; **p < 0.0001; p-value from LS-means change from baseline in wheal size in a Mixed Model Repeated Measures analysis. Bonferroni adjustment made for multiple comparisons – only comparisons which reached statistical significance of p < 0.001 are noted.

At 10 µg/mL of icatibant, which we believe to be the most appropriate comparison for real-world ligand concentrations in humans based on quantitative evaluation of ligand concentrations from biopsies, we observed statistically significant decreases in mean wheal size by EVO756 after two weeks of dosing, as compared to wheal size at baseline after intradermal icatibant injection. Thus, the above results suggest EVO756 may have activity at low dosage levels in what we believe is the most pharmacologically relevant model for a diseased patient. In addition, in our PK research, we have observed high human PK interstitial fluid concentrations (“ISF”), with average ISF compared to plasma PK concentrations ranging from approximately 55–70% over a 24-hour period following a 200 mg dose of EVO756, supporting robust exposure at target site. Further, EVO756 showed dose-dependent response at 100 µg/mL of icatibant, which we believe is a supraphysiological concentration.

Figure 19: PK Modeling of EVO756 Based on Clinical Data Generated to Date

Notes: IC90Primary Mast Cells = 180 ng/mL.

Based on the PK profile generated in this study, we were able to create a model that predicts various once- and twice-daily doses that maintain serum concentrations above the IC90, as illustrated in Figure 19 above. Additionally, mass spectrometry identified MRGPRX2 ligands upregulated in disease tissue, confirming the relevance of ligands used in in vitro mast cell assays and the icatibant skin challenge test.

To further explore the translatability of our PK modeling, we overlayed our modeled human EVO756 drug exposures (skin level-adjusted Ctrough and Cmax, respectively) at the expected Phase 2 dose levels on the concentration plots from our in vitro mast cell degranulation assays. The figure below depicts EVO756’s dose response to 10 µg/mL icatibant in vitro (blue plotted dots) as well as the modeled in vivo tissue concentrations (at both Ctrough (left) and Cmax (right)) at planned Phase 2 dose levels and previously conducted Phase 1 dose levels (grey) where activity has been observed.

Figure 20: EVO756 Target Coverage and Dosing Response

Notes: (1) Mast cell degranulation was determined via CD63 externalization on mast cells by flow cytometry. CD63 externalization was normalized to 100% of max (e.g., icatibant stimulation alone); (2) Ctroughis the modeled drug level in serum at 12 or 24 hours post last BID or QD dose, respectively; (3) Assumes 70% skin distribution and 16% free drug.

Following analysis of our Phase 1 trial results, we initiated our Phase 2 clinical development program and enrolled the first patient in a multi-center CIndU trial in September 2024 and the first patient in a global CSU trial in April 2025, with both trials designed to evaluate the safety and efficacy of EVO756 in CU.

Our Phase 2 Trial in CIndU

In May 2025, we reported topline results from our U.S. multicenter Phase 2 trial of EVO756 in CIndU that demonstrated FricTest score improvement at four weeks, as described below. CIndU is a form of urticaria that has known environmental triggers, including pressure or exposure to cold and has underlying disease pathogenesis similar to CSU. The trial was designed to generate additional patient data in a population with symptomatic dermographism, which we believe will be highly translatable to the CSU patient population, given the shared pathologies. Third party studies have demonstrated that symptomatic dermographism affects approximately 25% of the CSU patient population; similarly, we believe EVO756’s clinical activity in symptomatic dermographism patients strongly supports the role of MRGPRX2 in neurogenic inflammation, which plays a crucial role in AD. Efficacy endpoints included changes from baseline in disease specific provocation thresholds that are used as objective markers to quantify disease severity and response to treatment. EVO756 was administered orally for four weeks with either a once or twice daily dose and was evaluated for safety and efficacy at weekly visits during treatment, with patients serving as their own control. Figure 21 below depicts the trial design of our Phase 2 CIndU trial:

Figure 21: Phase 2 CIndU Trial Design

Notes: SD = symptomatic dermographism; TEAE = Treatment Emergent Adverse Events; BL = Baseline.

A total of 30 patients were enrolled in the Phase 2 trial, with 11 patients assigned to the 300 mg QD cohort and 19 patients to the 50 mg BID cohort. Duration of disease at baseline in the 300 mg QD and 50 mg BID cohorts was 6.3 years and 6.4 years, respectively. A total of 28 patients completed the trial and 27 evaluable patients contributed to the four-week data. Baseline characteristics and patient dispositions for enrolled patients are detailed in Figure 22 below:

Figure 22: Phase 2 CIndU Trial Disposition

Notes: LTFU = Lost-to-Follow-Up

Efficacy Results

To evaluate the efficacy of EVO756, we used a provocation challenge known as FricTest to assess each patient’s threshold for wheal formation. An instrument with four calibrated tines was applied to the patients’ skin to determine the minimum pressure required to elicit a wheal response. 70% (n=19) of the 27 observed patients demonstrated improvement at just four weeks, with 30% (n=8) of the observed patients achieving a complete response (achieving a FricTest score of zero), of which 50% were IgE high. An additional 11% (n=3) achieved a partial response as defined by a ≥2-point decrease in FricTest score and a further 30% (n=8) demonstrated a one-point decrease in FricTest score. The population of subjects observed at four weeks does not include three patients who were unevaluable or lost to follow-up. The following figures summarize observed patient FricTest response at four weeks in the Phase 2 trial:

Figure 23: FricTest Response at Week 4

Notes: (1) Four of the complete responders were IgE high. (2) 75% (N = 6) of those who did not achieve a decrease in FricTest score demonstrated a decrease in pruritus-NRS, evidencing the impact of EVO756 on itch at this early time-point, even in the absence of FricTest response.

Figure 24: FricTest Scores by Subject at Week 4

Observed patients within both cohorts of the Phase 2 trial experienced meaningful reductions in total FricTest score during the duration of the trial, with observed patients in the 300 mg QD cohort experiencing an average reduction in total FricTest score of 1.4 points and observed patients in the 50 mg BID cohort experiencing an average reduction in total FricTest score of 1.5 points. The figure below illustrates total reduction in observed patient FricTest scores over time from week zero to week four in both cohorts of the Phase 2 trial:

Figure 25: Average FricTest Score Over Time by Cohort

Overall, topline results from the Phase 2 CIndU trial of EVO756 included, in both the 300 mg QD and the 50 mg BID cohorts, meaningful and rapid responses in FricTest scores at one week, with three patients achieving a complete response on FricTest at one week. Initial Phase 2 data of mean FricTest reduction from EVO756 in CIndU were similar to previously reported four week data generated by third-party competing agents used for the treatment of CIndU, including the biologics omalizumab (Phase 2 trial, n=37) and barzolvolimab (Phase 2 trial, n=66). In these clinical trials, which had patient populations with comparable baseline levels of disease severity as the EVO756 Phase 2 trial in CIndU, each of omalizumab and barzolvolimab was observed to result in deepening of clinical response beyond week four.

In addition to degree of change in FricTest scores, we also evaluated patients’ change from baseline pruritus-NRS at provocation site, a single-item, patient-reported outcome measure used to assess itch severity. Both the 300 mg QD and the 50 mg BID dose of EVO756 were observed to result in rapid itch relief to patients, with observed patients in the 300 mg QD cohort experiencing an average reduction in pruritus-NRS score of 2.4 points and observed patients in the 50 mg BID cohort experiencing an average reduction of 2.1 points.

Importantly, 93% (n=25) of observed patients demonstrated improvement at just four weeks in either FricTest or pruritus-NRS. Further, 75% (n=6) of those who did not achieve a decrease in the FricTest score demonstrated a decrease in pruritus-NRS, evidencing the impact of EVO756 on itch at this early time-point, even in the absence of FricTest response. The figure below illustrates reduction in provoked itch over time from week zero to week four observed in both cohorts of the Phase 2 trial:

Figure 26: Average Provoked Itch Score Over Time by Cohort

Additionally, both the 300 mg QD and the 50 mg BID dose of EVO756 demonstrated meaningful itch relief to patients with high baseline pruritus-NRS. The table below depicts the pruritus-NRS response at week four in subjects with baseline pruritus-NRS ≥4:

Figure 27: Pruritus-NRS Response at Week 4 in Subjects with Baseline Pruritus-NRS ≥4

Safety Results

EVO756 was observed to be well-tolerated at both doses administered in the Phase 2 trial. No SAEs were observed and there were no discontinuations due to AEs. Figure 28 below shows all AEs that occurred in more than one subject in this trial. The two subjects in the 300 mg QD cohort with AEs of increased ALT and AST had asymptomatic transaminase elevations that were greater than ten times the upper limit of normal at four weeks, which were not present at baseline, week 1 or week 2 and later returned to baseline. Other liver tests, including bilirubin and alkaline phosphatase were within normal limits. Both of these subjects had confounding factors that may have contributed to these elevations. No AEs of ALT or AST elevation were reported in subjects in the 50 mg BID cohort.

Figure 28: Phase 2 CIndU Trial Summary of Treatment Emergent Adverse Events in More than One Subject

300 mg QD N = 11	50 mg BID N = 19
ALT / AST increased	2 (18%)[1]	-
Gastroenteritis	1 (9%)	1 (5%)
Pruritus	1 (9%)	1 (5%)

Notes: (1) The two subjects in the 300 mg QD cohort with AEs of increased ALT and AST had asymptomatic transaminase elevations that were greater than ten times the upper limit of normal at four weeks, which were not present at baseline, week 1 or week 2 and later returned to baseline. Other liver tests, including bilirubin and alkaline phosphatase were within normal limits. Both of these subjects had confounding factors that may have contributed to these elevations.

In our ongoing Phase 2b clinical trials of EVO756 in CSU and AD, the current protocols include doses ranging up to 150 mg daily.

Clinical Development Plan and Status

Our Ongoing Phase 2b Dose-Ranging Clinical Trial in Chronic Spontaneous Urticaria

In April 2025, we initiated a Phase 2b dose-ranging trial in approximately 160 moderate-to-severe antihistamine-refractory CSU patients in the United States, Europe, Canada and Japan. The global, multi-center, randomized, double-blind, placebo-controlled trial will evaluate the safety, tolerability and efficacy of EVO756 at three doses compared to placebo. Patients will be treated for 12 weeks and evaluated at several pre-specified time points. The primary endpoint of the trial is change in a patient’s UAS7 at 12 weeks. Beyond the primary endpoint, we also intend to evaluate other measures of disease including itch, hive severity and angioedema. The results of the trial are expected to inform dose selection and other trial design considerations for Phase 3 EVO756 development. We anticipate reporting initial data from this trial in the second quarter of 2026. The following figure depicts the trial design of our Phase 2b CSU trial.

Figure 29: Phase 2b CSU Trial Design

Notes: UAS7 = Urticaria Activity Score over 7 days; ISS7 = Itch Severity Score component of UAS7; HSS7 = Hives Severity Score component of UAS7; AAS7 = Angioedema Activity Score; BL = Baseline; Mod-to-Sev = Moderate-to-Severe

Nonclinical Data

We have also been characterizing EVO756 through nonclinical studies on primary pharmacology, safety pharmacology, PK and toxicology. We conducted in vitro primary PD studies and observed the ability of EVO756 to inhibit the activation of MRGPRX2 and confirmed that EVO756 is human-specific and does not inhibit functional orthologue receptors to MRGPRX2 in animal species.

We included characterization of KO mice that lack the murine receptor functional orthologues of the human MRGPRX2 in the toxicology program to document the natural history of complete receptor ablation in target tissues as a proxy for traditional nonclinical on-target safety assessment.

Off-target safety assessment conducted in the good laboratory practice (“GLP”) repeat-dose toxicity studies in rats and dogs for up to 13 weeks identified no adverse histopathology findings and the corresponding No Observed Adverse Effect Levels identified support the current clinical development plan.

EVO756 was not observed to be genotoxic in the bacterial reverse mutation test, in vitro chromosome aberration test or in vivo micronucleus test in rats. EVO756 was not observed to be phototoxic in the 3T3 neutral red uptake phototoxicity test in vitro. Characterization of KO mice conducted to derive potential on-target effects of EVO756 suggested no noteworthy or adverse changes related to genetic alterations resulted from the absence of Mrgpra1 and Mrgprb2 through 26 weeks. Furthermore, no fetal malformations were observed in pregnant Mrgpra1 and Mrgprb2 KO mice in preliminary studies. Additionally, no impact on the central nervous system, cardiovascular or respiratory function was observed, and no fetal malformations were observed in the preliminary embryo-fetal toxicology studies.

EVO756 for the Treatment of Atopic Dermatitis

Atopic Dermatitis Background

Atopic dermatitis, commonly referred to as eczema, is one of the most prevalent chronic inflammatory diseases and is characterized by acute flares of itchy, red exudative papules (raised skin lesions that ooze fluid) and persistently dry, scaly skin. The hallmark of AD is intense inflammatory itch, known as pruritus, and episodic flares of rash and underlying chronic inflammation. For most moderate-to-severe AD patients, the disease significantly impacts patients’ quality of life, driven primarily by relentless itch, sleep disruption and visible skin symptoms. The intense itch associated with AD often triggers an itch-scratch cycle, further compromising the epidermal barrier and exacerbating disease. While AD commonly begins in childhood, it is also highly and increasingly prevalent in adults, with about 15% to 20% of children and 1% to 3% of adults impacted.

Research indicates that mast cells and peripheral sensory neurons play key roles in the pathogenesis of AD. One known driver of AD is the chronic and cyclical release of pro-inflammatory mediators associated with mast cell degranulation. Heightened mast cell activity promotes inflammation and drives itch, while activation of peripheral sensory neurons amplifies the sensation of itch. Third party studies have shown increased mast cell density, elevated MRGPRX2 expression, neuroinflammation and disease severity in lesional AD skin, supporting the rationale for targeting MRGPRX2 to both resolve skin lesions and relieve symptoms. Mast cells are in close proximity and recruited to sensory neurons in inflamed tissue, primarily in response to neuronal release of substance P and other neuropeptides, as well as local production of pro-inflammatory cytokines that enhance mast cell-neuron interactions. We believe that MRGPRX2 is the only target currently being pursued clinically that impacts both mast cells and neuroinflammation, making it uniquely positioned as a potential therapy for AD as illustrated in the figure below:

Figure 30: Rationale for EVO756 in AD

Current Treatment Paradigm

The current standard of care for first-line treatment of AD is primarily topical corticosteroids and targeted treatments (for example, topical JAK inhibitors). However, approximately 40% to 50% of AD patients have a moderate-to-severe form of the disease and thus are uncontrolled by topical therapies. For these patients, new systemic agents have emerged as advanced treatments that systemically target several different inflammatory mediators that contribute to underlying inflammation and flare-ups. Dupixent, an anti-IL-4 receptor alpha that modulates the signaling of IL-4 and IL-13 cytokines, is the preferred biologic for moderate-to-severe AD. The initial dose is two injections followed by one injection every two weeks and is considered to have category-high efficacy with 36% of patients reaching EASI-90 in 16 weeks. While treatment with Dupixent has also been shown to reduce itch (as measured by peak pruritus-NRS) by up to approximately 50%, it typically takes 16 weeks to achieve this level of efficacy and plateaus thereafter. Despite Dupixent’s efficacy, over 60% of AD patients remain uncontrolled and patients may be burdened with potential side effects, including conjunctivitis and injection site reactions, and the burden of twice-monthly injections. Two oral JAK inhibitors, Rinvoq and Cibinqo, have also been approved for the disease and offer improved efficacy with over 40% of patients exceeding EASI-90 at 16 weeks, but are reserved for later lines of treatment due to safety concerns including black box warnings on cardiac events and malignancies. Another biologic, Ebglyss (lebrikizumab), an IL-13 inhibitor, was recently approved by the FDA for the treatment of AD based on clinical results wherein approximately 33% to 43% of patients were observed to achieve IGA 0/1 with ≥2-point improvement from baseline to week 16. Several biologics are in development with differing mechanisms of action including product candidates that target IL-13, OX-40 and IL-18, including our own EVO301. We believe the market for AD therapeutics is in a nascent stage, particularly when compared to the growth observed in the market for psoriasis, which has grown meaningfully since the launch of Enbrel in 2004 as illustrated in the figure below:

Figure 31: Expansion of AD Market Outpacing That of Psoriasis

Notes: “Year 1” for AD represents 2017 (year of Dupixent launch); “Year 1” for psoriasis represents 2004 (year of Enbrel launch in plaque psoriasis). May represent projections and not actual sales.

The following figure provides an illustration of the potential market opportunity for EVO756 in AD in the United States, if approved:

Figure 32: AD Is an Underserved Market Lacking a First Line Oral Option

Given that a significant number of patients with AD remain uncontrolled, we see the need for a therapy with a meaningful efficacy profile, improved safety profile, a fast onset of itch relief and the convenience of daily oral therapy. We believe a treatment option with this product profile would have broad applicability, first-line potential in moderate-to-severe disease and could be utilized by a wider range of prescribers, expanding access. We believe MRGPRX2 is the only target impacting both mast cells and neuroinflammation, two key factors underlying AD.

Clinical Development Plan and Status

Our Ongoing Phase 2b Dose-Ranging Trial in Atopic Dermatitis

Our atopic dermatitis development program is expected to target the treatment of adult and pediatric patients with moderate-to-severe AD, whose disease is not able to be controlled with topical prescription therapies. We initiated a Phase 2b dose-ranging trial in moderate-to-severe AD patients in August 2025 and are currently enrolling patients in the United States and plan to enroll patients in New Zealand. We expect to report initial results in the second half of 2026. The multi-center, randomized, double blind, placebo-controlled trial will evaluate the safety, tolerability and efficacy of EVO756 at three doses compared to placebo. Patients will be treated for 12 weeks and evaluated at several pre-specified time points. The primary endpoint will be percent change in EASI score and we also plan on assessing IGA, pruritus-NRS and safety. The results of the trial are expected to inform dose selection and other trial design considerations for Phase 3 EVO756 development in AD. The following figure depicts the trial design of our Phase 2b dose-ranging trial in AD:

Figure 33: Phase 2b Dose-Ranging Trial Design

Notes: EASI = Eczema Area and Severity Index; vIGA = Validated Investigator Global Assessment; Pruritus-NRS = Pruritus Numerical Rating Scale; BSA = Body Surface Area; BL = Baseline

In addition, if EVO756 demonstrates a positive treatment effect on itch associated with AD in the Phase 2b dose-ranging trial, we may pursue additional indications in which itch is a prominent feature in the future.

EVO756 for the Treatment of Migraine

Migraine Background

Migraine is a neurological disorder characterized by recurrent attacks of intense, often unilateral, throbbing headache lasting four to 72 hours often accompanied by symptoms including nausea, vomiting, and sensitivity to light or sound. It is estimated that migraine affects 40 million people in the United States and more than 10% of the global population. Migraine is the second leading cause of “years lived with a disability” worldwide, disproportionately impacting individuals during peak working years and contributing to an estimated $28 billion in annual United States healthcare costs, excluding broader productivity losses.

More than 10 million Americans are eligible for preventive therapy, yet current treatments are limited to only improving migraine days per month by approximately two days more than placebo. While acute therapies can provide symptomatic relief, they do not reduce underlying disease frequency. Preventive options — including calcitonin gene-related peptide (CGRP)-targeted therapies and neurotoxin approaches — have advanced care; however, approximately 45% of patients fail to achieve a ≥50% reduction in monthly migraine days, and many discontinue due to tolerability, durability, or access challenges. Despite recent innovation, migraine continues to impose significant clinical and economic burden, underscoring the need for differentiated preventive therapies capable of delivering sustained efficacy with demonstrated safety and convenience.

MRGPRX2 is expressed by both human trigeminal neurons and meningeal mast cells, positioning it as a potential key mediator of neurogenic inflammation in migraine. Activation of trigeminal afferents and meningeal mast cells is central to migraine initiation and propagation, and in vivo preclinical headache models support a pathogenic role for MRGPRX2 signaling in driving migraine-like pain behaviors.

Pituitary Adenylate Cyclase-Activating Polypeptide (“PACAP”), a well-established migraine trigger in humans, is a known ligand of MRGPRX2, directly linking this receptor to a clinically-validated migraine pathway. Clinical trials targeting PACAP have demonstrated efficacy in migraine prophylaxis, further reinforcing the relevance of this biology.

Given that MRGPRX2 can be activated by multiple endogenous and exogenous ligands, antagonism of this receptor represents a broader upstream approach to dampen aberrant trigeminal activation and mast cell–mediated neuroinflammation. We have shown that EVO756 blocks a range of relevant MRGPRX2 ligands, including PACAP, supporting its potential to reduce migraine frequency across a broad patient population, including individuals who do not achieve sufficient benefit with existing preventive therapies.

Clinical Development Plan and Status

Our Planned Phase 2b Trial in Migraine

We plan to initiate a Phase 2 trial in migraine in mid-2026. We expect the trial to be a Phase 2b dose ranging, randomized, double-blind, placebo-controlled trial assessing the efficacy and safety of EVO756 for the prevention of migraine patients.

EVO756 for the Treatment of Other Potential Indications

Overview

We believe EVO756 has the potential to address several additional chronic inflammatory diseases. Building on our ongoing research and nonclinical studies, we are exploring the potential for EVO756 in asthma, interstitial cystitis, irritable bowel syndrome and pruritus (itch) as potential expansion indications due to their large unmet patient needs along with the relevance of mast cells and sensory neurons in these diseases’ pathology.

Background on Other Potential Indications

Asthma

Asthma is a chronic inflammatory disease of the airways characterized by variable airflow obstruction and bronchial hyperresponsiveness to triggers such as allergens, infections or environmental pollutants. It is one of the most common non-communicable respiratory diseases globally and in the United States, affecting both children and adults. The disease typically manifests through episodes of wheezing, coughing, chest tightness and shortness of breath, which may vary in frequency and severity. Asthma imposes a substantial burden on patients and health systems in terms of medical utilization (emergency department visits, hospitalizations), lost productivity and reduced quality of life. Current therapies, such as inhaled corticosteroids, bronchodilators and biologics, do not adequately control symptoms or prevent exacerbations in all patients, leaving a significant unmet need for new treatment modalities.

Interstitial Cystitis

Interstitial cystitis is a chronic condition causing bladder pressure, bladder pain and sometimes pelvic pain. The pain can range from mild discomfort to severe pain. The condition is a part of a spectrum of diseases known as painful bladder syndrome. The symptoms may vary over time, periodically flaring in response to common triggers, such as menstruation, sitting for a long time, stress, exercise and sexual activity. Epidemiological data in the United States suggest interstitial cystitis may affect approximately three to eight million women and one to four million men. Treatment options are limited, frequently palliative, and even if symptoms disappear, may return later. There is a substantial unmet need for therapies that address underlying pathophysiology, relieve pain, reduce urinary symptoms, improve function and offer durable benefit.

Irritable Bowel Syndrome

Irritable bowel syndrome is a common condition characterized by abdominal discomfort associated with altered bowel movement. Recent research has shown that many symptoms of irritable bowel syndrome are related to hypersensitivity of the nerves found in the wall of the gastrointestinal tract. Prevalence estimates vary depending on diagnostic criteria, but some experts estimate that approximately 10% to 15% of adults in the United States have irritable bowel syndrome, and only about 5% to 7% of them see a provider and receive a diagnosis. This syndrome has a large impact on quality of life, psychological well-being and work productivity. Current treatments include dietary modification, cognitive behavioral therapy, laxatives and anti-diarrheals, which only often provide partial relief, creating an unmet need for novel agents targeting symptoms, visceral hypersensitivity and motility.

Pruritus (Itch)

Pruritus, commonly referred to as itch, is an unpleasant sensory sensation that provokes the desire to scratch. When pruritus persists for more than six weeks, it is defined as chronic pruritus. Pruritus can be painful or irritating and could be localized to one area of the body or spread throughout several areas. It is estimated that pruritus leads to more than seven million ambulatory visits annually in the United States and is among the 50 most prevalent conditions worldwide. Existing therapies, such as hydrocortisone, antihistamines, topical steroids and immunosuppressants, are often only partially effective, underscoring the need for treatments that more directly target itch sensory pathways and underlying immunologic or neuronal drivers.

Ongoing Nonclinical Translational Research

Our ongoing nonclinical translational research efforts are focused on elucidating the role of MRGPRX2 in human disease through a multifaceted approach. These activities include the characterization of MRGPRX2-expressing mast cells and the identification of MRGPRX2 agonists in human patient samples across relevant disease states. In parallel, we are also conducting functional studies in human-derived cell types and tissues to further define the biology of MRGPRX2 signaling. These include in vitro studies using primary human mast cells and neurons, as well as ex vivo studies in disease-relevant human tissues such as trigeminal neurons and meningeal mast cells for migraine and biopsies for other key indications. Lastly, we are utilizing sophisticated computational approaches to provide in silico validation of the critical role for MRGPRX2 in key disease indications.

Additionally, in vivo studies are underway using genetically modified mouse models, including Mrgprb2 knock-out and MRGPRX2 knock-in mice. These studies are complemented by established disease models, such as PACAP-induced migraine, to further assess the therapeutic potential of targeting MRGPRX2. Collectively, these nonclinical investigations are intended to support indication prioritization and inform our clinical development strategy of EVO756 in other potential indications.

We believe that continued interrogation of MRGPRX2’s role across migraine, asthma, interstitial cystitis, irritable bowel syndrome and pruritus will provide critical insights into its role as a key neuronal mediator. These findings will guide our near-term indication expansion efforts and support the initiation of additional clinical trials in the future.

Clinical Development Plan

Initiation of a Phase 2 trial in any of these additional indications will be determined based on ongoing trials and corporate resources. To date, based on our data from the successful completion of our Phase 1 proof-of-concept trial of EVO756 in healthy volunteers, we believe there is a path to proceed to Phase 2 clinical development for these other indications, similar to our initiation of our Phase 2b trial in AD, subject to standard regulatory requirements. We are also currently exploring development of next-generation MRGPRX2 molecules that we believe can be optimized for select indications to bolster our intellectual property portfolio and potentially complement our product candidates to better manage the life cycle management of our development programs.

EVO301: Our SAFA IL-18BP Fusion Protein

Overview

Our second clinical-stage product candidate, EVO301, which is in Phase 2 development for the treatment of atopic dermatitis, is a long-acting biologic designed to neutralize the IL-18 inflammatory pathway, which plays a key role in various immune processes and is thought to be a key driver of immune dysregulation associated with chronic inflammatory diseases. In June 2024, we secured exclusive global rights to develop and commercialize EVO301 from AprilBio, which previously progressed EVO301 through a Phase 1 trial. In that study in healthy volunteers, EVO301 was well-tolerated across all doses evaluated, with no severe AEs observed or discontinuations due to AEs, and demonstrated a favorable PK profile. Importantly, EVO301 was well tolerated with no observed cases of conjunctivitis, which can be observed with other biologics in AD. We believe EVO301’s differentiated profile may enable it to become a leading therapy for a broad range of chronic inflammatory diseases.

In February 2026, we announced positive top-line results from a randomized, double-blind, placebo-controlled Phase 2a trial evaluating EVO301 in adult patients with moderate-to-severe AD. The trial met its primary efficacy endpoint at week 12 and achieved highly statistically significant outcomes in adult patients with moderate-to-severe AD. The 70-patient trial was designed to evaluate the safety and efficacy of intravenous dosing of 5 mg/kg on day 1 and day 28 (n=48 active, n=22 placebo) over 12 weeks. The trial met its primary endpoint, demonstrating clinically meaningful activity in AD with statistical significance over placebo achieved at weeks 4, 8 and 12 at p<0.01. We believe demonstrating this activity with an IL-18 targeting therapy supports the relevance of this pathway in disease pathophysiology and reinforces that pathways beyond classic Th2 biology can contribute meaningfully to disease activity. Expanding therapeutics to target novel mechanisms like IL 18 could offer benefit for patients who remain uncontrolled on existing therapies and reinforces the urgent need to develop more options across the growing AD population. We plan to rapidly move a subcutaneous formulation of EVO301 into a Phase 2b trial in AD where we believe optimized and more frequent dosing of EVO301 could achieve potential best-in-class EASI activity.

Beyond AD, we are evaluating a potential Phase 2 trial in moderate-to-severe UC patients. We may also evaluate EVO301 in Crohn’s disease and other additional indications in which dysregulation of the IL-18 contributes to chronic inflammation and tissue damage driving disease pathology.

Although we are pursuing AD for both EVO301 and EVO756, we believe these approaches are sufficiently differentiated and complementary to each other given their distinct modalities and potential to be used together. In addition, based on the clinical data generated to-date, we believe each has the potential to transform the immunology and inflammation treatment landscape either as monotherapy or in combination with existing therapies.

IL-18 Mechanism of Action

IL-18, a pro-inflammatory cytokine of the IL-1 family, regulates various immune processes that drive inflammation. It plays an important role in the T-cell-helper type 1 inflammatory response and is a potent modulator of ongoing inflammation. An upregulated IL-18 pathway cyclically activates inflammatory mediators in an aberrant manner, resulting in tissue damage and other inflammatory and sensory disease pathology. We believe that targeting the IL-18 pathway differs from existing treatment options because this pathway impacts both innate and adaptive immune processes, a distinguishing feature that allows for broad applicability across multiple chronic inflammatory diseases. There are several large, heterogeneous chronic inflammatory diseases with significant numbers of uncontrolled patients including AD and inflammatory bowel diseases (“IBD”) in which the IL-18 pathway is believed to play a key role. The following figures illustrate IL-18’s role in both innate and adaptive immune processes, the IL-18BP therapeutic approach, a landscape of diseases that are regulated by the IL-18 pathway and the key role of IL-18 signaling in AD:

Figure 34: IL-18 Drives Various Innate and Adaptive Immune Processes Related to Infection, Inflammation and Autoimmunity

Notes: PAMPs: Pathogen-associated molecular patterns; DAMPs: Damage-associated molecular patterns.

Figure 35: IL-18 Pathways Regulate Many Diseases

Figure 36: IL-18 Signaling in AD

We are aware of one other IL-18 programs in clinical development for chronic inflammatory conditions, which involves a mAb approaches. As a result of its design, we see several potential advantages of the SAFA IL-18BP fusion protein relative to IL-18 mAbs, including tissue penetration and binding affinity. Thus, we believe there is substantial untapped therapeutic opportunity in AD and significant potential for improvement in the treatment landscape with our SAFA IL-18BP fusion protein, EVO301.

Our Solution: EVO301, an IL-18BP Fusion Protein

EVO301 is a long-acting injectable SAFA-IL-18BP fusion protein designed to neutralize aberrantly upregulated IL-18 activity. We believe this approach facilitates more efficient tissue distribution and improved binding affinity and specificity which presents an advantage over existing attempts to antagonize or inhibit the IL-18 pathway, including traditional mAbs. The following graphic depicts the molecular design of EVO301:

Figure 37: EVO301 Molecular Design

Notes: SAFA = Anti-Serum Albumin Fab-Associated.

EVO301 is designed specifically to neutralize upregulated IL-18 activity. Key distinguishing features of EVO301 include:

• selective and high binding affinity of native human IL-18BP and binding to serum albumin, allowing for specific inhibition of IL-18 pro-inflammatory activity and deeper penetration to inflamed tissues;

• smaller molecular weight, enabling improved targeting at the site of inflammation as EVO301 is only a fraction of the molecular weight compared to traditional antibodies;

• extended half-life for the neutralization of IL-18, conveyed by the SAFA, utilizing a body peptide linker which supports FcRn-mediated recycling of serum albumin; and

• lower potential for immunogenicity, as the use of native human IL-18BP, a naturally occurring inhibitor of IL-18, is expected to reduce immunogenicity risk and enhance durability of response.

Further, we believe the distinct mechanism and modality of EVO301 complement those of EVO756, providing us with multiple, potentially synergistic avenues to bring innovative therapeutics to the large, underserved and rapidly expanding population of patients suffering from chronic inflammatory diseases.

Figure 38: Potential for EVO756 and EVO301 Mechanism of Action Synergy in AD

EVO301 for the Treatment of Atopic Dermatitis

Atopic Dermatitis Background

Atopic dermatitis, commonly referred to as eczema, is one of the most prevalent chronic inflammatory diseases and is characterized by acute flares of itchy, red exudative papules (raised skin lesions that ooze fluid) and persistently dry, scaly skin. The hallmark of AD is intense inflammatory itch, known as pruritus, and episodic flares of rash and underlying chronic inflammation. For most moderate-to-severe AD patients, the disease significantly impacts patients’ quality of life, driven primarily by relentless itch, sleep disruption and visible skin symptoms. The intense itch associated with AD often triggers an itch-scratch cycle, further compromising the epidermal barrier and exacerbating disease. While AD commonly begins in childhood, it is also highly and increasingly prevalent in adults, with about 15% to 20% of children and 1% to 3% of adults impacted.

IL-18 acts as a general amplifier of inflammation, capable of driving multiple inflammatory responses, including Th1, Th2, Th17/22 and innate pathways, all of which are highly implicated in AD. Broadly impacting these pathways is crucial for treating conditions with heterogeneous inflammation, where targeting a single pathway may not be optimal. When the IL-18 pathway is upregulated in a chronic, cyclical fashion, it can trigger a cascade of inflammatory mediators that ultimately lead to tissue damage and disease manifestations, including those we see in atopic dermatitis. IL-18 also directly disrupts essential skin barrier functions, positioning it as a pivotal pathogenic factor. Targeting IL-18 offers broader therapeutic utility with a novel approach, simultaneously reducing inflammation and restoring tissue integrity for patients with complex inflammatory conditions.

Current Treatment Paradigm

The current standard of care for first-line treatment of AD is primarily topical corticosteroids and targeted treatments (for example, topical JAK inhibitors). However, approximately 40% to 50% of AD patients have a moderate-to-severe form of the disease and are uncontrolled by topical therapies. For these patients, new systemic agents have emerged as advanced treatments that systemically target several different inflammatory mediators that contribute to underlying inflammation and flare-ups. Dupixent, an anti-IL-4 receptor alpha antagonist that inhibits the signaling of IL-4 and IL-13 cytokines, is currently the preferred biologic for moderate-to-severe AD. The initial dose is two injections followed by one injection every two weeks and is considered to have category-high efficacy with 36% of patients reaching EASI-90 in 16 weeks. While treatment with Dupixent has also been shown to reduce itch (as measured by peak pruritus-NRS) by up to approximately 50%, it typically takes 16 weeks to achieve this level of efficacy and plateaus thereafter. Despite Dupixent’s efficacy, over 60% of AD patients remain uncontrolled and patients may be burdened with potential side effects, including conjunctivitis and injection site reactions, and the burden of twice-monthly injections. Two oral JAK inhibitors, Rinvoq and Cibinqo, have also been approved for the disease and offer improved efficacy with over 40% of patients exceeding EASI-90 at 16 weeks, but are reserved for later lines of treatment due to safety concerns including black box warnings for cardiac events and malignancies. Another biologic, Ebglyss (lebrikizumab), an IL-13 inhibitor, was recently approved by the FDA for the treatment of AD based on clinical results wherein approximately 33% to 43% of patients were observed to achieve IGA 0/1 with ≥2-point improvement from baseline to week 16. Several biologics are in development with differing mechanisms of action including product candidates that target IL-13, OX-40, IL-2R and IL-18, including our own EVO301.

Market Opportunity

We believe the market for AD therapeutics is in a nascent stage, particularly when compared to the growth observed in the market for psoriasis, which has grown meaningfully since the launch of Enbrel in 2004 as illustrated in the figure below:

Figure 39: Expansion of AD Market Outpacing That of Psoriasis

Notes: “Year 1” for AD represents 2017 (year of Dupixent launch); “Year 1” for psoriasis represents 2004 (year of Enbrel launch in plaque psoriasis). May represent projections and not actual sales.

There is a substantial need for broad, safe treatments in AD, where approximately 16 million patients in the United States live with the disease, at least 40% of which are moderate-to-severe patients. Given that a significant number of patients with AD remain uncontrolled, we see the need for a biologic therapy with a competitive efficacy profile targeting a new mechanism of action and improved safety profile. We believe a treatment option with this product profile would have broad applicability, first-line potential in moderate-to-severe disease and could be utilized by a wider range of prescribers, expanding access. We believe IL-18 is the only target impacting broader immunological cascades of Th2, Th1, Th17, Innate Inflammation and IL-22, key factors underlying AD, as shown in the figure below:

Figure 40: IL-18 Impacts Multiple Inflammatory Pathways that Drive AD

Clinical Data

Completed Phase 1 Trial

EVO301 was observed to be well-tolerated at all doses, with no SAEs nor discontinuations due to AEs, in a Phase 1 randomized, placebo-controlled SAD trial in 31 healthy volunteers conducted by our licensor, AprilBio, with five cohorts that consisted of SAD ranging from 0.1 mg/kg up to 10 mg/kg administered intravenously.

The majority of reported AEs were determined to be mild in severity and included headache, nausea and reactions at the infusion site. No discontinuations were attributed to AEs, and there were no SAEs. In addition, there were no clinically significant ECG or lab abnormalities. No measurable impact on PK due to anti-drug antibody formation was observed.

The pharmacokinetic profile of EVO301 supports the potential for monthly dosing. Serum concentrations exceeded the IC90 for more than four weeks after a single administration at dose levels of 0.3 mg/kg or greater.

Completed Phase 2a Trial for Moderate-to-Severe Atopic Dermatitis

We conducted a Phase 2a randomized, double-blind, placebo-controlled, parallel-group trial evaluating EVO301 in 70 adult patients with moderate-to-severe AD dosed on day 1 and day 29. The trial was conducted at sites in Australia and New Zealand and enrolled patients aged ≥18 years with moderate-to-severe AD for at least six months (with EASI score of ≥16, Validated IGA scale ≥3 and BSA of AD of ≥10%). The trial’s primary endpoint was a Bayesian success criterion related to the difference between active and placebo in the percent improvement in baseline in EASI score at week 12. Secondary endpoints include vIGA response, percent change in BSA and change from baseline in pruritus-NRS.

The following figure shows the Phase 2a trial design:

Figure 41: EVO301 Phase 2a Trial Design

Notes: EASI = Eczema Area and Severity Index; vIGA = Validated Investigator Global Assessment; BSA = Body Surface Area.

A total of 70 patients were enrolled in the Phase 2a trial, with 48 patients assigned to the active cohort and 22 patients to the placebo cohort. Baseline EASI in the active and placebo cohorts was 30.0 and 29.8, respectively. A total of 65 patients completed the trial with 45 in the active cohort and 22 in the placebo cohort. There were no treatment related discontinuations in the trial. Baseline characteristics and patient dispositions for enrolled and treated patients are detailed in Figure 42 below:

Figure 42: Phase 2a EVO301 AD Trial Disposition

EVO301	Placebo
N (treated)	48	22
N (completed)	45[1]	20[2]
Age	30.5 (11.1)	33.1 (11.8)
Gender (female, %)	29 (60.4%)	13 (59.1%)
Weight (kg)	78.5 (18.7)	76.4 (17.5)
BMI (kg/m^2)	27.4 (6.0)	28.1 (6.3)
EASI	30.0 (11.8)	29.8 (10.5)
IGA	3.3 (0.5)	3.5 (0.5)
Pruritus-NRS	6.3 (1.5)	6.7 (2.1)
% BSA	47.1 (21.2)	49.3 (16.1)

Notes: 1. Lost to follow-up. 2. Lost to follow-up and subject withdrawal

Efficacy Results

The trial met its primary endpoint, a Bayesian success criterion related to the difference between active and placebo in the percent improvement in baseline in the EASI. While the success criterion required at least 75% of the posterior distribution to be an improvement of at least 8% over placebo, the results of the trial demonstrated 99.8% of the posterior distribution met that threshold. Furthermore, when analyzed by the more commonly used frequentist method, statistical significance was achieved at weeks 4, 8 and 12 at p<0.01.

After just two doses of EVO301 (administered on day 1 and at week 4), efficacy - measured by both % change in EASI and vIGA response - was already comparable to marketed AD biologics. Clinical separation emerged early and responses were durable, with sustained benefit observed 8 weeks after the final dose, as shown in the figures below:

Figure 43: Percent Reduction in EASI at Weeks 4, 8 and 12:

Figure 44: Plotted Curves % Reduction in EASI, by Week:

% Change in EASI by Study Visit
Week 0
Week 2
Week 4
Week 8
Week 12
0
-25
-50
-75
% Average Change in EASI
-22
-18
-16
-22
-30
-41
*
-50
*
-55
*
Placebo
EVO301
Dosed at Weeks 0 and 4
*p<0.01

Approximately 23% of patients treated with EVO301 (vs 0% placebo) achieved vIGA-AD 0/1 (percent of patients achieving a score of 0 or 1 on the vIGA for AD with ≥ 2-point reduction from baseline) at week 12.

Figure 45: vIGA Response at Weeks 4, 8 and 12

After only two administered doses (at day 1 and 28), EVO301 achieved comparable improvement in EASI from baseline to that of other approved biologics targeting alternate mechanisms of action, despite these agents administered under fully optimized dosing regimens.

Figure 46: Placebo-Adjusted Improvement from Baseline in EASI

Note: For illustrative purposes only. Not a head-to-head comparison. Differences exist between trial designs and study characteristics, and caution should be exercised when comparing across trials.

If this activity and safety profile observed to date are sustained or further enhanced in larger trials, we believe EVO301 has the potential to become an attractive first-line option for AD patients who are eligible for systemic therapy, as well as for patients who have experienced an inadequate response to existing therapies. Importantly, by targeting IL-18, EVO301 is designed to address underlying inflammatory drivers of disease more broadly, rather than focusing on a single downstream pathway.

As we advance EVO301 into a Phase 2b subcutaneous dose-ranging trial in moderate-to-severe AD, we will apply the insights from this proof-of-concept trial and leverage the team's extensive past experience optimizing dosing, to design a rigorous and efficient 16-week trial. With higher exposures delivered at an optimized dosing cadence, we believe there is potential to further increase efficacy beyond the already robust responses observed in our Phase 2a trial.

In addition, EVO301 demonstrated PK and target engagement supportive of a Q4 week dosing regimen, accompanied by corresponding improvements in secondary endpoints and reductions in key Th2-associated biomarkers (CCL-17 (TARC), CCL-22) and non-Th2 associated biomarkers such as IL-22. Collectively, we believe this supports our thesis that IL-18 modulates AD disease pathology more broadly than just Th2 alone. These PK/PD results, combined with the clinical data, support our confidence in both the mechanism and the dosing strategy we plan to take forward.

Safety Results

EVO301 was well tolerated, with no related serious AEs or SAEs reported, no treatment-related discontinuations due to AEs and no meaningful differences in events between the active and placebo groups. There were no clinically significant lab abnormalities and no cases of conjunctivitis were reported.

Figure 47: EVO301 Phase 2a Safety Summary Table and Treatment Emergent Adverse Events in More than 5% of Subjects in Either Arm

Planned Phase 2b Trial for Moderate-to-Severe Atopic Dermatitis

Given the positive data from our Phase 2a trial, we are planning to advance EVO301 into a global Phase 2b trial using a subcutaneous formulation of EVO301, with results expected to support potential future Phase 3 registrational studies for EVO301 in moderate-to-severe AD.

Clinical Development Plan and Status

EVO301 for the Treatment of Inflammatory Bowel Diseases

In the United States, over 2.2 million people live with inflammatory bowel diseases, which include UC and Crohn’s disease. These diseases are characterized by relapsing and remitting inflammation of the gastrointestinal tract, leading to symptoms such as abdominal pain, diarrhea, bleeding and significant impacts on quality of life. Initial treatments often include aminosalicylates, corticosteroids or immunomodulators, yet a substantial portion of the patients require escalation to advanced therapies due to inadequate symptom control or adverse effects. Despite the availability of several advanced therapies including anti-TNF agents, anti-integrins, IL-12/23 inhibitors and JAK inhibitors, the landscape for IBD has no consistent treatment paradigm and continues to be marked by limitations, with up to 50% of patients failing to achieve or maintain meaningful clinical remission. As a result, many IBD patients cycle through multiple therapies without achieving durable disease control, leaving hundreds of thousands of patients in the United States inadequately managed, underscoring the need for new effective mechanisms of action.

Beyond AD, we are evaluating a potential Phase 2 trial in moderate-to-severe UC patients. The results of the trial are expected to inform dose selection and other trial design considerations for further clinical development in IBD. We believe that IL-18 signaling plays a key role in UC, as illustrated in the figure below:

Figure 48: Role of IL-18 in Ulcerative Colitis

Discovery Stage Programs

We are also selectively advancing discovery-stage programs to enable us to consistently deliver data on new product candidates. We are currently evaluating multiple preclinical molecules across various targets for possible nomination as lead development candidates for IND-enabling studies in 2026 and beyond.

We also intend to continue evaluating potential preclinical assets, including through in-licensing or partnerships, that we believe can be optimized for priority indications to broaden our portfolio.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, the expertise of our management team, clinical capabilities, research and development experience and scientific knowledge provide us with competitive advantages, we face increasing competition from many different sources, including biotechnology and biopharmaceutical companies, academic institutions, governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

There are several large biotechnology and biopharmaceutical companies that are currently pursuing the development of products for the treatment of chronic inflammation. Companies that we are aware of that are targeting the treatment of chronic inflammation and related diseases include large companies with revenues and significant financial resources. However, we know of one other company currently in clinical development with an MRGPRX2 antagonist and no other companies currently in clinical development with a serum albumin Fab-associated IL-18BP fusion protein.

Many of our competitors, either alone or with their collaborators, have significantly greater resources, established presence in the market and greater expertise across research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals, reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors.

The commercial potential of our product candidates could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive. Our competitors also may obtain FDA or regulatory approval from comparable foreign regulatory authorities for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market or make our development more complicated. The key competitive factors affecting the success of our product candidates are likely to be efficacy, safety, cost and convenience.

Intellectual Property

Our owned and exclusively licensed patents and patent applications relate to our compounds for treating certain chronic inflammation indications and include patents and patent applications directed to new compositions of matter and to methods of treating a variety of disorders. As we continue to develop our product candidates, we intend to seek additional patent protection in the United States, EU and in other key commercial markets worldwide.

EVO756

As of December 31, 2025, we exclusively license one patent family that includes one issued U.S. patent, two pending U.S. patent applications and issued and pending foreign counterpart patents and patent applications, relating to compositions of matter and methods of use for our product candidate, EVO756. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents to expire in November 2040, without taking into account possible patent term adjustments or extensions.

EVO301

As of December 31, 2025, we exclusively license three patent families that include two issued U.S. patents, two pending U.S. patent applications and issued and pending foreign counterpart patents and patent applications, relating to our product candidate, EVO301. One of these patent families includes U.S. Patent No. 9,879,077, relating to compositions of matter, and U.S. Patent No. 10,618,953, relating to methods of use, both of which are expected to expire in August 2034, absent any patent term extension. The second patent family includes two pending U.S. patent applications that are directed to, among others, compositions of matter and methods of use relating to EVO301. If we continue to pursue patent protection, and if any patents issue based on our pending applications in this patent family, we expect such patents to expire in September 2041 in the United States, absent any patent term adjustment and patent term extension. The third patent family includes one pending PCT application directed to methods of use. If we continue to pursue patent protection, and if any patents issue based on our pending applications in this patent family, we expect such patents to expire in June 2044 in the United States, without taking into account possible patent term adjustments or extensions.

The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the basic patent term is 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country. In the United States, a patent’s term may, in certain cases, be extended by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date, or shortened due to an express disclaimer or abandonment. Additionally, the Drug Price Competition and Patent Term Restoration Act of 1984, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time the drug is under regulatory review. Patent extensions of up to five years are also available in certain countries under certain circumstances as partial compensation for the regulatory review period in the respective jurisdictions.

For a discussion of the risks associated with our intellectual property, see “Risk Factors—Risks Related to Intellectual Property.”

Strategic Collaborations and License Agreements

Dermira, Inc.

In December 2020, we entered into a License, Development and Commercialization Agreement with Dermira, pursuant to which Dermira granted us an exclusive, worldwide license to develop and commercialize certain compounds, including the compound in development by us known as EVO756 (the “Dermira License Agreement”).

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

As of December 31, 2025, we have paid a total of $11.0 million in upfront payments and development milestones under the Dermira License Agreement, which was recognized as research and development expense for the year in which they occurred. No milestones were achieved under the Dermira License Agreement during the year ended December 31, 2024. For the year ended December 31, 2025, we recorded $2.5 million as research and development expense upon achievement of a development milestone under the Dermira License Agreement. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

Under the Dermira License Agreement, we may sublicense EVO756 to third parties. Dermira has consented to our sublicense of EVO756 to Maruho in Japan and certain Asian countries as described below.

Maruho Co., Ltd.

Maruho Japan Agreement

In September 2023, we entered into a sublicense agreement with Maruho and granted Maruho the exclusive license to develop and commercialize EVO756 in Japan (the “Maruho Japan Agreement”). Under the Maruho Japan Agreement, Maruho is responsible for the development and commercialization of EVO756 in Japan, except that we are required to use commercially reasonable efforts to develop EVO756 in CSU and to include a Japanese cohort in our Phase 1 clinical trial of EVO756.

Under the terms of the Maruho Japan Agreement, we received an upfront payment of $8.0 million in September 2023 and are eligible to receive up to $52.0 million in development, regulatory and commercial milestone payments upon the occurrence of specified events over the term of the agreement. In addition, we are eligible to receive low single digit royalty payments on future sales of EVO756 in Japan, on top of the royalty payments due to Dermira on such sales under the Dermira License Agreement. As of December 31, 2025, we have received a total of $18.0 million under the Maruho Japan Agreement.

The Maruho Japan Agreement remains in effect until the expiration of the royalty term for all licensed products in Japan, which continues until the expiration of all relevant patents and regulatory exclusivities and 10 years from the first commercial sale of the licensed product in Japan, whichever is the latest. The Maruho Japan Agreement may be terminated by either party due to the other party’s uncured material breach or bankruptcy. In addition, we may terminate the agreement if Maruho challenges any licensed patent. Maruho may also terminate the agreement for convenience upon prior written notice to us.

Maruho Greater Asia Agreement

In March 2024, we entered into a separate sublicense agreement with Maruho (the “Maruho Greater Asia Agreement”) and granted Maruho the exclusive license to develop and commercialize EVO756 in China, Taiwan, South Korea and the member states of the Association of Southeast Asian Nations (ASEAN) (the “Territory”). Under the Maruho Greater Asia Agreement, Maruho is responsible for the development and commercialization of EVO756 in the Territory, except that we are required to use commercially reasonable efforts to develop EVO756 in CSU.

Under the terms of the Maruho Greater Asia Agreement, we received an upfront payment of $7.0 million in March 2024 and are eligible to receive up to $54.5 million in development, regulatory and commercial milestone payments upon the occurrence of specified events over the term of the agreement. In addition, we are eligible to receive low single-digit royalty payments on future sales of EVO756 in the Territory, on top of the royalty payments due to Dermira on such sales under the Dermira License Agreement. As of December 31, 2025, we have received a total of $7.0 million under the Maruho Greater Asia Agreement.

The Maruho Greater Asia Agreement remains in effect until the expiration of the royalty term for all licensed products in the Territory, which continues until the expiration of all relevant patents and regulatory exclusivities and 10 years from the first commercial sale of the licensed product in the relevant country in the Territory, whichever is the latest. The Maruho Greater Asia Agreement may be terminated by either party due to the other party’s uncured material breach or bankruptcy. In addition, we may terminate the agreement if Maruho challenges any licensed patent. Maruho may also terminate the agreement for convenience upon prior written notice to us.

AprilBio Co., Ltd.

In June 2024, we entered into a license agreement with AprilBio upon which AprilBio granted us an exclusive worldwide license to develop and commercialize EVO301 (the “AprilBio License Agreement”). Under the AprilBio

License Agreement, we are responsible for the development and commercialization of the licensed product, except that AprilBio was responsible for completing the then ongoing Phase 1 clinical trial. We are required to use commercially reasonable efforts to develop and commercialize the licensed product in certain major market countries and to meet certain specified diligence milestones. In addition, AprilBio also granted us a right of first negotiation to license or acquire rights to other IL-18 products that may be developed by AprilBio if AprilBio completes certain development work for such product within a specified time period.

Under the AprilBio License Agreement, we paid an upfront payment of $15.0 million and are required to pay, upon achievement of specified milestones and the sale of the licensed product, development milestones of up to $82.5 million, sales milestones of up to $377.5 million, and tiered royalty payments in the mid to high-single digit percentage on worldwide sales of the licensed product. In addition, if we sublicense the licensed product, we are required to pay AprilBio a percentage of the sublicense revenue we received, which percentage depends on the timing of the sublicense grant. For the twelve months ended December 31, 2025, we recorded $1.5 million as research and development expense upon achievement of a development milestone under the AprilBio License Agreement. No development milestones were recorded as research and development expenses for the twelve months ended December 31, 2024. No other development or sales milestones have been achieved as of December 31, 2025. As of December 31, 2025, we have paid a total of $16.5 million under the AprilBio License Agreement.

The AprilBio License Agreement remains in effect on a product-by-product and country-by-country basis until the expiration of the royalty term for such product in such country, which continues until the expiration of all relevant patents and regulatory exclusivities and 12 years from the first commercial sale of such product in such country, whichever is the latest. The AprilBio License Agreement may be terminated by either party due to the other party’s uncured material breach or bankruptcy. In addition, AprilBio may terminate the agreement if we challenge any licensed patent or if we cease active development of the licensed product. We may also terminate the agreement for convenience upon prior written notice to AprilBio.

Government Regulation

The FDA and comparable regulatory authorities in state and local jurisdictions and in other countries impose requirements upon companies involved in the clinical development, manufacture, marketing and distribution of drugs, such as those we are developing. These agencies and other federal, state and local entities regulate, among other things, the research and development, testing, manufacture, quality control, safety, effectiveness, labeling, storage, approval, advertising and promotion, distribution, post-approval monitoring and reporting, sampling, export and import and record-keeping associated with all these functions, of our product candidates.

U.S. Government Regulation of Drug Products

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), and its implementing regulations. The FDA also regulates biological products under the FDCA and the Public Health Service Act. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending New Drug Applications (“NDAs”) or Biologics License Applications (“BLAs”), withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
Completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s GLP regulations;
•
Submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•
Approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;

•
Performance of adequate and well-controlled human clinical trials in accordance with GCP requirements to establish the safety and efficacy of the proposed drug product for each indication;
•
Submission to the FDA of an NDA or BLA, including payment of application user fees;
•
A determination by the FDA within 60 days of its receipt to accept the marketing application for review;
•
Satisfactory completion of an FDA advisory committee review, if applicable;
•
Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice (“cGMP”) requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•
Satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data; and
•
FDA review and approval of the NDA or BLA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as in vitro and animal studies to assess potential safety and efficacy. The conduct of preclinical studies is subject to federal regulations and requirements, including good laboratory practice regulations for safety/toxicology studies.

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. Some preclinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to initiate.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial conducted in the United States and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it is initiated at that institution. The IRB also must review and approve the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completion.

Information about certain clinical trials must be submitted within specific timeframes to the Institutes of Health (“NIH”) for public dissemination on their www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical trial or to submit trial results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•
Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
•
Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•
Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval on an NDA or BLA.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if SAEs occur. Written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

Phase 1, Phase 2 and Phase 3 trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial.

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug does not undergo unacceptable deterioration over its shelf life.

NDA or BLA Submission and Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. In most cases, the submission of an application is subject to a substantial user fee.

The FDA conducts a preliminary review of all applications within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an application to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA or BLA to review and act on the submission and six months from the filing date of an application with priority review. Accordingly, this review process typically takes 12 months and eight months, respectively from the date the application is submitted to the FDA. The FDA does not always meet its PDUFA goal dates for standard or priority review, and the review process is often extended by FDA requests for additional information or clarification. The FDA reviews an NDA or BLA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to ensure the product’s continued safety, quality and purity.

In addition, under the Pediatric Research Equity Act of 2003, as amended, certain applications or supplements to an approved application must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirements. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit an initial Pediatric Study Plan (“PSP”), within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials or other clinical development programs.

The FDA may refer an application for a novel drug or a drug that presents difficult questions of safety or efficacy to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA also may require the submission of a risk evaluation and mitigation strategy (“REMS”) if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug. A REMS may include one or more elements, including medication guides, physician communication plans, patient package insert or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor must submit a proposed REMS. The FDA will not approve the application without a REMS, if required.

Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

After evaluating the application and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter or, in some cases, a Complete Response Letter. A Complete Response Letter generally contains a statement of specific conditions that must be met in order to secure final approval of the application and may require additional clinical or preclinical testing in order for FDA to reconsider the application. If a Complete Response Letter is issued, the applicant may either resubmit the application within a year, addressing all of the deficiencies identified in the letter, or withdraw the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Expedited Development and Priority Review Programs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval, and the purpose of these programs is to either expedite the development or review of important new drugs to get them to patients earlier than under standard FDA development and review procedures.

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to both the product and the specific indication for which it is being studied. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as priority review, discussed below.

Additionally, a drug may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of Breakthrough Therapy designation include the same benefits as Fast Track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. A product may also be eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review and to shorten the FDA’s goal for taking action from ten months to six months from the date of filing of a marketing application.

A product may also be eligible for accelerated approval if it treats a serious or life-threatening disease or condition, generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of accelerated approval, the FDA requires that a sponsor perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Fast Track designation, Breakthrough Therapy designation and Priority Review designation do not change the standards for approval, but may expedite the development or review process. Drugs granted accelerated approval also must meet the same statutory standards for safety and effectiveness as those granted traditional approval. Based on current operating plans, we do not intend to pursue any expedited development and priority review programs.

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can delay the submission or the approval of certain follow-on applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application for a generic version of the drug or a 505(b)(2) NDA for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such a follow-on application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of market exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity period covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications that do not reference the protected clinical data. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods or listed patents. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

A seven-year period of orphan exclusivity is available for products (i) intended to treat a disease that affects fewer than 200,000 people in the U.S. or (ii) intended to treat a disease that affects more than 200,000 people, but for which there is no reasonable expectation that costs of research and development of the drug for the indication can be recovered by sales of the drug in the United States. A sponsor may request an orphan designation at any time before it submits a marketing application; if the designation is granted and the orphan-designated product is approved, the FDA will not approve another sponsor’s marketing application for the same drug for the same use or indication before the expiration of seven years from the date of such approval, unless the orphan designation is revoked, the approval of the underlying application is revoked or the sponsor is unable to supply sufficient product to meet market demand.

For biologics, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic without such alteration or switch. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product. In addition, the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There are continuing, annual user fee requirements for any marketed products.

The FDA may impose a number of post-approval requirements as a condition of approval. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

FDA regulations require that products be manufactured in specific facilities (identified in the approved NDA or BLA) and in accordance with cGMP regulations which require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once approval of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Other potential consequences include, among other things:

•
Restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
Fines, warning letters or holds on post-approval clinical trials;
•
Refusal of the FDA to approve pending applications or supplements to approved applications or suspension or withdrawal of product approvals;
•
Product seizure or detention or refusal to permit the import or export of products; and
•
Injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted by a manufacturer and any third parties acting on behalf of a manufacturer only for the approved indications and in a manner consistent with the approved label for the product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Other Healthcare Laws

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of drug products for which we obtain marketing approval. Arrangements with third-party payors, healthcare providers and physicians, in connection with the clinical research, sales, marketing and promotion of products, once approved, and related activities, may expose a pharmaceutical manufacturer to broadly applicable fraud and abuse and other healthcare laws and regulations. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency and patient data privacy and security laws and regulations, including but not limited to those described below:

•
the Anti-Kickback Statute (“AKS”), which makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer or pay any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward, referrals including the purchase, recommendation, order or prescription of a particular drug for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The AKS has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers, purchasers and formulary managers on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, courts have found that if “one purpose” of remuneration is to induce referrals, the AKS is violated. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal FCA;
•
the federal civil and criminal false claims laws, including the FCA, which can be enforced by private citizens through “qui tam” or “whistleblower” actions, and civil monetary penalty laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid or other federal health care programs that are false or fraudulent; knowingly making or causing a false statement material to a false or fraudulent claim or an obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing such an obligation. Pharmaceutical and other healthcare companies have been, and continue to be, prosecuted under these laws, among other things, for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product and for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses. Similar to the AKS, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation.
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal provisions that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (for example, public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Like the AKS, the Patient Protection and Affordable Care Act (the “ACA”) amended the intent standard for certain healthcare fraud provisions under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates and covered subcontractors that perform services for them that involve the creation, use, receipt, maintenance or disclosure of individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare and Medicaid Services, under the Open Payments Program, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; state and local laws requiring the registration of pharmaceutical sales representatives; and state, national and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of a pharmaceutical manufacturer’s business activities could be subject to challenge under one or more of such laws. Efforts to ensure that business arrangements comply with applicable healthcare laws involve substantial costs. It is possible that governmental and enforcement authorities will conclude that a pharmaceutical manufacturer’s business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions, which are costly to defend, are instituted against a pharmaceutical manufacturer, and it is not successful in defending itself or asserting its rights, those actions could have a significant impact on its business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, imprisonment, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reporting obligations and oversight if we become subject to integrity and oversight agreements to resolve allegations of non-compliance, contractual damages, reputational harm, diminished profits and future earnings and curtailment of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of operations. In addition, commercialization of any drug product outside the United States will also likely be subject to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Current and Future Healthcare Reform Legislation

In both the United States and certain foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes to the health care system. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In particular, in 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs and provided incentives to programs that increase the federal government’s comparative effectiveness research.

There have been judicial, administrative, executive and legislative challenges and amendments to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is possible that the ACA will be subject to additional challenges in the future. It is unclear whether the ACA will be overturned, repealed, replaced or further amended. We cannot predict what affect further changes to the ACA would have on our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, through the process created by the Budget Control Act of 2011, there are automatic reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional Congressional action is taken.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics.

The current administration is pursuing policies to reduce regulations and expenditures across government including at the U.S. Department of Health and Human Services ("HHS"), the FDA, the Centers for Medicare & Medicaid Services ("CMS") and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy and personnel changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions include, for example, (1) directives to reduce agency workforce program cuts, (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products and (3) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

HHS has revoked the Richardson Waiver, which required HHS and its subagencies to provide notice and an opportunity to comment on certain matters relating to agency management or personnel or to public property, loans, grants, benefits or contracts. This could result in modifications to HHS policies in these areas that could adversely affect our business. In addition, the Trump administration has issued an executive order directing agencies to examine all regulations, to repeal regulations that do not comply with statutes or are otherwise burdensome and to consider repealing such regulations without notice and comment, which may result in repeal or modification of regulations without significant advance notice. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process, modify the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion under the IRA and reduce Medicaid enrollment and funding.

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

Legislative and regulatory proposals and enactment of laws, at the foreign federal and state levels, directed at containing or lowering the cost of healthcare, will continue into the future. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare or impose price controls may adversely affect:

•
the demand for our product candidates, if we obtain regulatory approval;
•
our ability to set a price that we believe is fair for our products;
•
our ability to obtain coverage and reimbursement approval for a product;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Regulation Outside the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. The cost of establishing a regulatory compliance system for numerous varying jurisdictions can be very significant. Although many of the issues discussed above with respect to the United States apply similarly in the context of the EU and in other jurisdictions, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial authorization application (“CTA”), must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

The requirements and processes governing the conduct of clinical trials vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP, the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a marketing authorization application. The content of the application submitted in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements.

For other countries outside of the EU and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing product development, the conduct of clinical trials, manufacturing, distribution, marketing approval, product licensing, pricing and reimbursement vary from country to country.

Countries that are part of the EU, as well as countries outside of the EU, have their own governing bodies, requirements and processes with respect to the approval of drug products. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Additionally, to the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

Authorization Procedures in the EU

In the U.K. and the EEA (the 27 EU member states plus Iceland, Liechtenstein and Norway), medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

•
Centralized procedure—If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the EMA’s Committee for Medicinal Products for Human Use (“CHMP”), the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, or is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application (“MAA”), by the EMA is 210 days, excluding “clock stops,” when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP, and which can add materially to the timeframe. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.
•
National authorization procedures—There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:
•
Decentralized procedure—Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.
•
Mutual recognition procedure—In the mutual recognition procedure, a medicine is first authorized in one EU member state, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

In the EEA, new products for therapeutic indications that are authorized for marketing (that is, reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. In the EEA, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

As in the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU member states govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU member states in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific trial site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC and, where relevant, the implementing national provisions of the individual EU member states and further detailed in applicable guidance documents.

In April 2014, the new Clinical Trials Regulation (EU) No 536/2014 or Clinical Trials Regulation, was adopted. It is expected that the Clinical Trials Regulation will apply following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the regulation, through an independent audit. The regulation becomes applicable six months after the European Commission publishes notice of this confirmation. The Clinical Trials Regulation will be directly applicable in all the EU member states, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU.

The main characteristics of the regulation include (i) a streamlined application procedure via a single-entry point, the “EU portal,” a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and (ii) a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is jointly assessed by the competent authorities of all EU member states in which an application for authorization of a clinical trial has been submitted (member states concerned). Part II is assessed separately by each member state concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU member state. However, overall related timelines will be defined by the Clinical Trials Regulation.

Should we utilize third-party distributors, compliance with such foreign government regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Coverage and Reimbursement

Successful commercialization of new drug products depends in part on the extent to which reimbursement for those drug products will be available from government health administration authorities, private health insurers and other organizations. In the United States, government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are paid for by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular drug products. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least 7 years and biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not ensure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on its investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

In many countries, the prices of drug products are subject to varying price control mechanisms as part of national health systems. In general, the prices of drug products under such systems are substantially lower than in the United States. Other countries allow companies to fix their own prices for drug products but monitor and control company profits. Accordingly, in markets outside the United States, the reimbursement for drug products may be reduced compared with the United States.

In the United States, the principal decisions about reimbursement for new drug products are typically made by CMS, an agency within HHS. CMS decides whether and to what extent a new drug product will be covered and reimbursed under Medicare, and private payors tend to follow CMS to a substantial degree. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a drug product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

It is uncertain whether coverage or reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, what the level of reimbursement will be. Coverage may also be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Reimbursement may impact the demand for, or the price of, any product for which we obtain regulatory approval.

These laws and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Outside of the United States, the pricing of pharmaceutical products and medical devices is subject to governmental control in many countries. For example, in the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products but monitor and control product volumes and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures.

Data Privacy and Security

In the ordinary course of business, we collect, receive, generate, make accessible, protect, secure, dispose, transmit, store, use, disclose, transfer, maintain and otherwise process sensitive information, including personal data.

Accordingly, we are, and may become subject to various foreign, federal, state and local laws, rules, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to data privacy and security.

These data privacy and security obligations are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, federal health information privacy laws, state information security and data breach notification laws, state health information privacy laws and federal and state consumer protection laws (for example, the Federal Trade Commission Act). In addition, in the past few years, numerous U.S. states have enacted comprehensive privacy laws, rules and regulations that impose certain obligations on covered businesses (including providing specific disclosures in privacy notices and affording individuals with certain rights concerning their personal data) and similar laws are being considered at the federal level. While certain of these laws do or may exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts and are examples of the increasingly stringent and evolving regulatory frameworks related to personal data processing, as more fully discussed in the section titled “Risk Factors” included elsewhere in this Form 10-K.

Additionally, as we collect personal data from individuals outside of the United States, through clinical trials or otherwise, we are, and may become subject to foreign data privacy and security laws, such as Australia’s Privacy Act, New Zealand’s Privacy Act, Canada’s Privacy Act, Japan’s Act on the Protection of Personal Information and the European Union’s General Data Protection Regulation. Such foreign data privacy and security laws impose significant and complex compliance obligations on entities that are subject to those laws, as more fully discussed in the section titled “Risk Factors” included elsewhere in this Form 10-K.

Employees and Human Capital Resources

As of December 31, 2025, we had 48 full-time employees, who together hold 19 Ph.D. or M.D. degrees and 29 of whom are engaged in research and development activities. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plans are to attract, retain and reward personnel through the granting of equity-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Facilities

We lease a facility containing 10,665 square feet of laboratory and office space, which is located in Palo Alto, California. The lease expired in July 2025 and has been extended until December 2025. In June 2025, we entered into a new lease agreement for our Palo Alto facility, which will include approximately 32,016 square feet and is expected to commence in March 2026 and expire in June 2031. We also lease offices in New York. We believe that our current facilities are sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available.

Corporate Information

We were incorporated under the laws of the State of Delaware in April 2020 under the name “Evommune, Inc.” Our principal executive office is located at 1841 Page Mill Road, Suite 100, Palo Alto, California 94304. Our telephone number is (925) 247-4481. We completed our initial public offering in November 2025 and our common stock is listed on the New York Stock Exchange under the symbol “EVMN.”

Available Information

Our website address is www.evommune.com and our investor relations website address is https://ir.evommune.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

Further corporate governance information, including our corporate governance guidelines and board committee charters, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before deciding to invest in shares of our common stock, you should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and their related notes included elsewhere herein and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially and adversely affect our business, prospects, operating results and financial condition.

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

We are a clinical-stage biotechnology company with a limited operating history. Since our inception in 2020, we have invested most of our resources in developing our product candidates, building our intellectual property portfolio, conducting business planning, organizing and staffing our company, raising capital, conducting preclinical studies and, more recently, clinical trials and providing general and administrative support for these operations. Biopharmaceutical product development is a highly speculative undertaking, involving substantial upfront capital expenditure and significant risk. Any product candidate may fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable, despite substantial investment on development or commercialization. To date, Evommune has not yet demonstrated its ability to successfully obtain regulatory approvals, manufacture a product on a commercial scale, or arrange for a third party to do so on its behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if Evommune had a longer operating history or a history of successfully developing and commercializing biopharmaceutical products. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each year since our inception. For the year ended December 31, 2025, we had a net loss of $68.9 million. As of December 31, 2025, we had an accumulated deficit of $221.1 million. We expect to continue to incur significant losses for the foreseeable future and expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our two clinical-stage product candidates, EVO756 and EVO301, along with any future product candidates we may develop.

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

We will need substantial additional funding in order to maintain our operations and advance the development and commercialization of our product candidates, if approved. Failure to obtain this necessary capital when needed, or on acceptable terms, may force us to delay, reduce or eliminate certain of our research operations or development.

The development of biopharmaceutical product candidates, including conducting preclinical studies and clinical trials, is a time-consuming, capital-intensive and uncertain process. Our operations have consumed substantial amounts of cash since inception. To date, we have funded our operations primarily with proceeds from the sale of our convertible preferred stock and common stock. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our development of EVO756 and EVO301, and continue to research, develop and initiate clinical trials of any other future product candidates. In addition, if we successfully develop and obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or any future commercialization efforts.

As of December 31, 2025, we had cash, cash equivalents and investments of approximately $216.7 million. Based on current operating assumptions, we expect that our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements through 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

Undesirable side effects that may be caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While our most advanced product candidates, EVO756 and EVO301, have generally been observed to be well tolerated in their preclinical studies and clinical trials to date, the results from future preclinical studies and clinical trials, including our other product candidates, may identify safety concerns or other undesirable properties of our product candidates.

The results of our ongoing Phase 2 trials of EVO756 and planned Phase 2 trials of EVO301 and future clinical trials of these and other product candidates may show that our product candidates cause undesirable or unacceptable side effects or even death. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Furthermore, we may be required to expend time and incur costs to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Any of these occurrences may harm our business, financial condition and results of operations significantly.

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

•
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

Third-party payors increasingly are challenging prices charged for pharmaceutical products, medical devices and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug is available. For example, the U.S. Department of Health and Human Services (“HHS”) imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. In addition, HHS has been empowered to negotiate the price of certain single-source drugs that have been on the market for at least 7 years and biologics that have been on the market for at least 11 years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. In addition, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize our current and any future product candidates that we develop, which could have an adverse effect on our operating results and our overall financial condition. It is possible that a third-party payor may consider our products or product candidates, if approved, and the generic or biosimilar parent drug as substitutable and only offer to reimburse patients for the generic drug. Even if we show improved efficacy or safety or improved convenience of administration with our products or product candidates, if approved, pricing of the existing parent drug may limit the amount we will be able to charge for such product. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products or product candidates and may not be able to obtain a satisfactory financial return on products that we may develop.

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

It may be difficult and costly to detect, investigate, mitigate, contain and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain and remediate a security incident could result in outages, data losses and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment (or that of third parties with whom we work) to gain access to other parts of the relevant environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

In addition to experiencing a security incident, third parties may gather, collect or infer sensitive data about us from public sources, data brokers or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of us could be leaked, disclosed or revealed as a result of or in connection with our employees’, personnel’s or vendors’ use of generative AI technologies.

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

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct or delete certain personal data and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive data, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives and employees who are California residents and requires businesses that are subject to the law to provide specific disclosures in privacy notices and respond to requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

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

Our employees and personnel may use generative artificial intelligence (“AI”) and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions and lawsuits. If we are unable to use AI or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (for example, China, Russia and Iran) and covered individuals (individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that impacts certain business activities such as vendor engagements, the sale or sharing of data, employment of certain individuals and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to transfer data in connection with certain transactions or agreements.

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

We may not be able to attract or retain qualified personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. Many of the other pharmaceutical companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer operating history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what we have to offer. If we are unable to attract, retain and motivate high-quality personnel and consultants to accomplish our business objectives, the rate and success at which we can discover and develop product candidates, and our business will be limited and we may experience constraints on our development objectives.

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

As of December 31, 2025, we had U.S. federal net operating loss carryforwards of approximately $44.1 million. The amount of net operating loss carryforwards that we are permitted to deduct is limited to 80% of taxable income in each such taxable year to which the net operating loss carryforwards are applied. In addition, our U.S. federal net operating losses and tax credits may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), if we have undergone or undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in our equity ownership by certain stockholders over a rolling three-year period. We may have experienced such ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. As a result, our ability to utilize our net operating loss carryforwards could be limited by an “ownership change,” which could result in increased tax liability to us.

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

As of December 31, 2025, we had 48 full-time employees. As we advance our research and development programs, we may need to further increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, discovery biology, chemistry, manufacturing, general and administrative matters related to being a public company, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage any future growth, we must:

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

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the 2010 Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”), which substantially changed the way healthcare is financed by both the government and private insurers and significantly impacts the U.S. pharmaceutical industry. Since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act, or the OBBBA, was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

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

We cannot be sure whether additional legislative changes will be enacted, whether FDA regulations, guidance or interpretations will be changed or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the CMS and related agencies. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, (1) directives to reduce agency workforce program cuts, (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products, and (3) as part of the Make America Healthy Again (MAHA) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (PBM) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process, modify the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion and reduce Medicaid enrollment and funding.

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
•
delay in submitting regulatory applications or receiving regulatory approvals for product candidates;
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

For example, the BIOSECURE Act, which was recently enacted as part of the Fiscal Year 2026 National Defense Authorization Act and signed by the President on December 18, 2025, prohibits U.S. federal agencies from entering into or renewing a contract with any company that uses biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of that contract, which may impact one of our CDMOs. It also prohibit loans or grant funding from U.S. federal agencies to entities that use any biotechnology equipment or services produced or provided by a “biotechnology company of concern” in the performance of the government grant or loan. This legislation could have the downstream effect of restricting the ability of pharmaceutical companies that enter into contracts with or receive funding from U.S. federal agencies from purchasing services or equipment from certain Chinese biotechnology companies, including those that are specifically named in the proposed BIOSECURE Act, as well as supply chain disruptions or delays. In addition to the BIOSECURE Act, any additional executive action, legislative action or potential sanctions with China could materially impact our work. U.S. executive agencies have the ability to designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties.

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

Further, these laboratories, investigators and CROs are not our employees, and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. If independent laboratories, investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if their performance is substandard, it may delay or compromise the prospects for approval and commercialization of any product candidates that we develop. In addition, the use of third-party service providers requires us to disclose our proprietary information to these parties, which could increase the risk that this information will be misappropriated.

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

As of December 31, 2025, our executive officers, directors and stockholders beneficially owning 5% or greater of our common stock, in the aggregate, beneficially owned a significant percentage of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our amended and restated certificate of incorporation contains exclusive forum provisions, which may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable and may discourage lawsuits with respect to such claims.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and clinical trial data (“Information Systems and Data”).

Our Information Technology department helps identify, assess and manage our cybersecurity threats and risks. The Information Technology department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, automated tools, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, certain internal and/or external audits, conducting threat assessments for internal and external threats, third party threat assessments, and conducting vulnerability assessments to identify vulnerabilities.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: an incident response plan, incident detection and response measures, disaster recovery/business continuity plans, risk assessments, encryption of certain data, network security controls, segregation of certain data, access controls, physical security, asset management, tracking, and disposal, systems monitoring, employee training, penetration testing, and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management program. For example: (1) cybersecurity risk is addressed as a component of our enterprise risk management program and (2) the Information Technology department works with management to evaluate material risks from cybersecurity threats against our overall business objectives.

We use third-party service providers to assist us from time to time in an effort to identify, assess, and manage material risks from cybersecurity threats, including, for example, cybersecurity software providers, dark web monitoring services, and penetration testing firms.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, contract research organizations, and contract manufacturing organizations. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment, including conducting audits, designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including If our information technology systems or those of third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors is responsible for overseeing our cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management including the Senior Director of Information Technology, who has over 15 years of experience leading cybersecurity programs across a variety of industries, including life sciences.

The Senior Director of Information Technology is responsible for hiring appropriate personnel relevant to mitigating cybersecurity risks, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. The Senior Director of Information Technology is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes and plan are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including senior management. Senior management works with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response processes and plan include reporting to the board of directors for certain cybersecurity incidents.

The board of directors receives annual reports from management concerning our significant cybersecurity threats and risks and the processes we have implemented in an effort to address them. The board also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation as relevant.

Item 2. Properties.

We lease a facility containing 10,665 square feet of laboratory and office space, which is located in Palo Alto, California. The lease expired in July 2025 and has been extended until April 2026. In June 2025, we entered into a new lease agreement for our Palo Alto facility, which will include approximately 32,016 square feet and is expected to commence in March 2026 and expire in June 2031. We also lease offices in New York with an expiration date in October 2030. We believe that our current facilities are sufficient to meet our current and near-term needs and that, should it be needed, suitable additional space will be available.

Item 3. Legal Proceedings.

From time to time, we may become involved in or be subject to legal proceedings, claims and litigation arising from the ordinary course of business. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades under the symbol "EVMN" on the New York Stock Exchange and began trading on November 6, 2025. Prior to that date, there was no public trading market for our common stock.

Holders of Our Common Stock

As of March 3, 2026, there were approximately 113 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held by brokers or other nominees in street name. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We currently expect to retain all future earnings, if any, for use in the operation and expansion of our business and paying any debts. We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Equity Securities

None.

Use of Proceeds from our Public Offering of Common Stock

On November 6, 2025, we completed the initial public offering (“IPO”) of our common stock pursuant to which we issued and sold 10,781,250 shares of our common stock at a price to the public of $16.00 per share.

All shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-290793), as amended (the “Registration Statement”), which became effective on November 5, 2025.

We received net proceeds of approximately $157.0 million after deducting underwriting discounts and commissions of $12.1 million and offering expenses of $3.4 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to our affiliates. Morgan Stanley & Co. LLC, Leerink Partners LLC, Evercore Group L.L.C. and Cantor Fitzgerald & Co. acted as joint book-running managers for the offering.

The net proceeds from our IPO have been invested primarily in U.S. Treasury securities, corporate bonds and money market accounts. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on November 6, 2025.

Issuer Purchases of Equity Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity plan information required by this Item is incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise requires, references to the “Company,” “Evommune,” “we,” “us” and “our” refer to Evommune, Inc. and its consolidated subsidiaries. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Among our portfolio of programs, we currently have two product candidates, EVO756 and EVO301, in Phase 2 development. We are initially developing EVO756 for the treatment of CSU and AD, and EVO301 for the treatment of AD and UC. We see broad expansion potential for both programs across additional chronic inflammatory diseases. We also intend to advance additional preclinical programs into clinical development.

We were incorporated under the laws of the State of Delaware in April 2020 under the name “Evommune, Inc.” We have two wholly owned subsidiaries: Evommune Research, LLC and Evommune Biologics, LLC.

We have incurred significant operating losses in each year since our inception. As of December 31, 2025, we had an accumulated deficit of $221.1 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Strategic Collaborations and License Agreements

Dermira, Inc.

In December 2020, we entered into a License, Development and Commercialization Agreement with Dermira, pursuant to which Dermira granted us an exclusive, worldwide license to develop and commercialize certain compounds, including the compound in development by us known as EVO756 (the “Dermira License Agreement”).

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

As of December 31, 2025, we have paid a total of $11.0 million in upfront payments and development milestones under the Dermira License Agreement, which was recognized as research and development expense for the year in which they occurred. No milestones were achieved under the Dermira License Agreement during the year ended December 31, 2024. For the year ended December 31, 2025, we recorded $2.5 million as research and development expense upon achievement of a development milestone under the Dermira License Agreement. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

Under the Dermira License Agreement, we may sublicense EVO756 to third parties. Dermira has consented to our sublicense of EVO756 to Maruho in Japan and certain Asian countries as described below.

Maruho Co., Ltd.

Maruho Japan Agreement

In September 2023, we entered into a strategic collaboration with Maruho and granted Maruho an exclusive license to develop and commercialize EVO756 in Japan (the “Maruho Japan Agreement”). Under the Maruho Japan Agreement, we are eligible to receive up to $60.0 million in upfront and customary milestone payments and royalty payments on future sales of EVO756 in Japan. As of December 31, 2025, we have received a total of $18.0 million in upfront payments and development milestones under the Maruho Japan Agreement. No other development or sales milestones have been achieved as of December 31, 2025.

Maruho Greater Asia Agreement

In March 2024, we entered into a second strategic collaboration with Maruho (the “Maruho Greater Asia Agreement”) and granted Maruho the exclusive license to develop and commercialize EVO756 in Greater China and certain other Asian countries. Under the Maruho Greater Asia Agreement, we are eligible to receive up to $61.5 million in upfront and customary milestone payments. As of December 31, 2025, we have received a total of $7.0 million in upfront payments under the Maruho Greater Asia Agreement. No other development or sales milestones have been achieved as of December 31, 2025.

AprilBio Co., Ltd.

In June 2024, we entered into a license agreement with AprilBio (the “AprilBio License Agreement”) under which AprilBio granted us an exclusive worldwide license to develop and commercialize EVO301. Under the AprilBio License Agreement, we paid an upfront payment of $15.0 million and may be required to pay milestone payments up to $460.0 million upon achievement of future milestones and royalties on future sales of EVO301. For the year ended December 31, 2025, we recorded $1.5 million as research and development expense upon achievement of a development milestone under the AprilBio License Agreement. No development milestones were recorded as research and development expenses for the year ended December 31, 2024. No other development or sales milestones have been achieved as of December 31, 2025.

Components of Operating Results

Revenue

Our revenue since inception has consisted exclusively of license revenue. We have not generated any revenue from the sale of products and do not expect to generate any revenue from the sale of products in the foreseeable future, if at all. If our development efforts for our current product candidates and any future product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales, payments from existing or potential future collaboration or license agreements with third parties or any combination thereof.

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development expenses and general and administrative costs.

Research and Development

Our research and development expenses consist primarily of external and internal costs incurred for the development of our product candidates and our drug discovery efforts, which include:

•
personnel costs, which include salaries, benefits and equity-based compensation expense;
•
expenses incurred under agreements with consultants and third-party contract organizations that conduct research and development activities on our behalf, such as contract research organizations (“CROs”);
•
costs related to research and license agreements;
•
costs related to production of preclinical and clinical materials, including fees paid to contract development and manufacturing organizations (“CDMOs”);
•
costs related to compliance with regulatory requirements;
•
laboratory and vendor expenses related to the execution of preclinical studies and planned clinical trials; and

•
laboratory supplies and equipment used for internal research and development activities.

We expense all research and development costs in the periods in which they are incurred. Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers. Non-refundable advance payments for goods and services that will be used over time for research and development are deferred and capitalized as prepaid expenses on our consolidated balance sheets. The capitalized amounts are recognized as an expense as the goods are delivered or as the related services are performed. Since our inception, substantially all of our external costs were related to the development of product candidates. We use internal resources for platform development, early pipeline discovery, preclinical development, management of clinical development activities, technical operations and oversight of manufacturing partners. Our third-party research and development expenses consist primarily of fees paid to outside consultants, CROs, CDMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. Our other research and development costs are internal costs primarily associated with our discovery efforts, laboratory supplies and facilities, including depreciation, that are deployed across multiple programs.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in conducting clinical trials, manufacturing and otherwise advancing our programs. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain.

Because of the numerous risks and uncertainties associated with product development and the current stage of development of our product candidates and programs, we cannot reasonably estimate or know the nature, timing and estimated costs necessary to complete the remainder of the development of our product candidates or programs. We are also unable to predict if, when or to what extent we will obtain regulatory approval and generate revenues from the commercialization and sale of our product candidates. The duration, costs and timing of preclinical studies and clinical trials and development of our product candidates will depend on a variety of factors, including:

•
enrollment in our Phase 2b dose-ranging trials for EVO756 in CSU and AD, any future clinical trials of EVO756 or EVO301, and any clinical trials for future product candidates;
•
data from our clinical programs that support an acceptable risk-benefit profile of our product candidates in the intended patient populations;
•
acceptance by the FDA or other comparable foreign regulatory authorities, of the Investigational New Drug (“IND”) applications, clinical trial applications and other regulatory filings for EVO756, EVO301, our other current product candidates and any future product candidates;
•
expansion and maintenance of a workforce of experienced scientists and others to continue to develop our product candidates;
•
successful application for and receipt of marketing approvals from applicable regulatory authorities;
•
obtainment and maintenance of intellectual property protection and regulatory exclusivity for our product candidates;
•
arrangements with third-party manufacturers for, or establishment of, manufacturing capabilities;
•
maintenance, enforcement, defense and protection of our rights in our intellectual property portfolio; and
•
avoidance of infringement, misappropriation or other violations with respect to others’ intellectual property or proprietary rights.

We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our preclinical studies and clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. A change in the outcome of any of these factors could mean a significant change in the costs and timing associated with the development of our current and future preclinical and clinical product candidates. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required for the completion of clinical development, or if we experience significant delays in execution of or enrollment in any of our preclinical studies or clinical trials, we could be required to expend significant additional financial resources and time on the completion of preclinical and clinical development.

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase for the foreseeable future as we continue to implement our business strategy, which includes advancing EVO756 and EVO301 through clinical development and other product candidates further into clinical development, expanding our research and development efforts, including hiring additional personnel to support our research and development efforts and seeking regulatory approvals for our product candidates that successfully complete clinical trials. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be predicted.

General and Administrative Expenses

Our general and administrative expenses consist primarily of personnel costs, depreciation expense and other expenses for outside professional services, including legal, human resources, audit and accounting services and facility-related fees. Personnel costs consist of salaries, benefits and equity-based compensation expense for our personnel in executive, finance and accounting, business operations and other administrative functions. We expect our general and administrative expenses to increase over the next several years to support our continued research and development activities, manufacturing activities, increased costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory and other fees and services associated with maintaining compliance with NYSE listing rules and SEC requirements, director and officer insurance premiums and investor relations costs associated with being a public company.

Other Income, Net

Our other income, net consists primarily of interest earned on our invested cash, cash equivalents and short-term investment balances, interest expense, foreign exchange gains and losses and other insignificant amounts.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following sets forth our results of operations:

	Year ended December 31,		Change
	2025	2024	Amount	Percent
Revenue	$13,000	$7,000	$6,000	86%
Operating expenses:
Research and development	74,042	64,244	9,798	15%
General and administrative	20,029	12,769	7,260	57%
Total operating expenses	94,071	77,013	17,058	72%
Loss from operations	(81,071)	(70,013)	(11,058)	14%
Other income, net	12,201	3,205	8,996	281%
Net loss	$(68,870)	$(66,808)	$(2,062)	295%

Revenue

For the years ended December 31, 2025 and 2024, we recognized $13.0 million and $7.0 million, respectively, in revenue through our license agreements. The increase was due to higher license revenue recognized under the Maruho Japan Agreement in 2025. License revenue of $3.0 million was recognized upon the satisfaction of the performance obligation and $10.0 million was recognized upon completion of development milestones under the Maruho Japan Agreement for the year ended December 31, 2025, compared to $7.0 million recognized under the Maruho Greater Asia Agreement for the year ended December 31, 2024.

Operating Expenses

Research and Development

The following table summarizes our research and development expenses for each of the periods indicated:

	Year ended December 31,
	2025	2024	Change
EVO756	$35,184	$24,662	$10,522
EVO301	7,137	19,669	(12,532)
Discovery research	19,936	10,314	9,622
Personnel costs	11,785	9,599	2,186
Total research and development expenses	$74,042	$64,244	$9,798

Research and development expenses were $74.0 million and $64.2 million for the years ended December 31, 2025 and 2024, respectively. The increase was primarily attributable to an increase in clinical trial expenses for EVO756 and additional preclinical research expenses for undisclosed discovery programs, which is classified as discovery research expense in the table above, partially offset by a decrease for EVO301, primarily related to our in-licensing which included an upfront license fee payment of $15.0 million, which was expensed as incurred in 2024.

General and Administrative

The following table summarizes our general and administrative expenses for each of the periods indicated:

	Year ended December 31,
	2025	2024	Change
Personnel costs	$8,011	$5,958	$2,053
Stock-based compensation	4,534	1,017	3,517
Professional fees	2,842	2,496	346
Other general and administrative expenses	4,642	3,298	1,344
Total general and administrative expenses	$20,029	$12,769	$7,260

General and administrative expenses were $20.0 million and $12.8 million for the years ended December 31, 2025 and 2024, respectively. The increase was primarily driven by higher personnel-related costs, including increased headcount and higher stock-based compensation expense, reflecting the recognition of $0.3 million of restricted stock unit expense and $1.8 million of stock appreciation right expense following the completion of our initial public offering. The increase in other general and administrative expenses of $1.3 million was primarily driven by expenses related to our initial public offering.

Other income, net

Other income, net was $12.2 million and $3.2 million for the years ended December 31, 2025 and 2024, respectively. The increase was primarily due to a decrease in the fair value of convertible preferred stock forward of $8.9 million prior to settlement of the stock forward in June 2025.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds from the issuance of convertible preferred stock and common stock. As of December 31, 2025, we maintained $216.7 million in cash, cash equivalents and investments. In November 2025, we completed our IPO, pursuant to which we issued and sold an aggregate of 10,781,250 shares of common stock at a price to the public of $16.00 per share, including 1,406,250 shares issued upon the exercise in full of the underwriters’ over-allotment option to purchase additional shares. We received aggregate net proceeds of $157.0 million after deducting underwriting discounts and commissions of $12.1 million and offering expenses of $3.4 million. In February 2026, we sold shares of our common stock pursuant to a securities purchase agreement in exchange for gross proceeds of approximately $125.3 million, before deducting any transaction-related expenses. We expect that our cash, cash equivalents, and investments as of December 31, 2025 will enable us to fund our operating expenses and capital expenditures requirements into the second half of 2028, based on our current business plan.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,
	2025	2024	Change
Net cash used in operating activities	$(76,441)	$(58,195)	$(18,246)
Net cash used in investing activities	(115,307)	(3,993)	(111,314)
Net cash provided by financing activities	220,763	49,419	171,344
Net increase (decrease) in cash, cash equivalents and restricted cash	$29,015	$(12,769)	$41,784

Operating Activities

Cash used in operating activities of $76.4 million during the year ended December 31, 2025 was attributable to our net loss of $68.9 million, a net decrease of $4.1 million in our working capital, and non-cash income upon settlement of preferred stock forward of $8.9 million, partially offset by non-cash items, including stock-based compensation, accretion of discount on investments and depreciation and amortization expense totaling $5.5 million.

Cash used in operating activities of $58.2 million during the year ended December 31, 2024 was attributable to our net loss of $66.8 million, partially offset by items, including stock-based compensation, accretion of discount on short-term investments and depreciation and amortization expense totaling $1.2 million and a net increase of $7.4 million in our working capital.

Investing Activities

Cash used in investing activities in the year ended December 31, 2025 comprised purchases of investments of $199.2 million and property and equipment of $0.2 million, partially offset by maturities of investments of $84.1 million.

Cash used in investing activities in the year ended December 31, 2024 comprised purchases of short-term investments of $90.3 million and property and equipment of $0.1 million, partially offset by maturities of short-term investments of $86.4 million.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $220.8 million, which comprised net proceeds of $157.0 million received from our IPO and net proceeds from the sale and issuance of our Series C Preferred Stock of $65.2 million, partially offset by taxes paid for net share settlement of equity awards of $1.2 million and principal payments on finance leases and financing obligations of $0.5 million.

Cash provided by financing activities for the year ended December 31, 2024 was $49.4 million, which comprised net proceeds from the sale and issuance of our Series C Preferred Stock in October 2024 of $49.8 million, partially offset by principal payments on finance leases and financing obligations of $0.4 million.

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

Contractual Obligations and Commitments

As of December 31, 2025, we had commitments of $0.4 million related to our operating leases with non-cancelable terms of less than 12 months. In June 2025, we executed a sixty-three month lease agreement to lease approximately 32,016 square feet of office space in Palo Alto, California. The lease is expected to commence in March 2026 and includes annual lease payments during each of the first three years of approximately $1.5 million, with increases of approximately 3% each year thereafter for the remainder of the lease.

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

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reporting amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to investments, goodwill, fair value of warrant liabilities, share-based compensation and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual results for the critical accounting estimates listed below varied from our estimates, it could significantly impact our financial results. We believe that full consideration has been given to all relevant circumstances that we may be subject to, and the consolidated financial statements accurately reflect our best estimate of the results of operations, financial position and cash flows for the periods presented. While our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K, we believe the following accounting policies to be most critical to the judgements and estimates used in the preparation of our financial statements.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Our revenue is generated through research collaboration and license agreements with pharmaceutical partners. The terms of these agreements contain multiple goods and services which may include (i) licenses, (ii) research and development activities and (iii) participation in joint research and development steering committees. The terms of these agreements may include non-refundable upfront license or option fees, payments for research and development activities, milestone payments and royalty payments based on product sales derived from the collaboration. Under ASC 606, we evaluate whether the license agreement, research and development services and participation in research and development steering committees represent separate or combined performance obligations. We have determined that these services within our existing contracts represent multiple performance obligations.

The research collaboration and license agreements typically include contingent milestone payments related to specified preclinical and clinical development milestones and regulatory milestones. These milestone payments represent variable consideration that are not initially recognized within the transaction price as they are fully constrained under the guidance in ASC 606. We will continue to assess the probability of significant reversals for any amounts that become likely to be realized prior to recognizing the variable consideration associated with these payments within the transaction price.

Revenue is recognized ratably over our expected performance period or as these performance obligations are fulfilled under each respective arrangement. We make our best estimate of the period over which we expect to fulfill our performance obligations, which includes access to technology through the license agreement and research activities. Given the uncertainties of these collaboration arrangements, significant judgment is required to estimate the duration of the performance period.

For the years ended December 31, 2025 and 2024, transaction price allocated to the performance obligations identified under the agreements was recognized as these performance obligations were fulfilled under each respective arrangement.

Our contracts may also call for certain sales-based milestone and royalty payments upon successful commercialization of a target. In accordance with ASC 606-10-55-65, we recognize revenues from sales-based milestone and royalty payments at the later of (i) the occurrence of the subsequent sale or (ii) the performance obligation to which some or all of the sales-based milestone or royalty payments has been allocated has been satisfied (or partially satisfied). We anticipate recognizing these milestone and royalty payments if and when subsequent sales are generated by the customer from the use of the technology. To date, no revenue from these sales-based milestone and royalty payments has been recognized for any periods.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets.

Research and Development Costs

Research and development expenses are recognized as services are performed and as costs occur. As part of our process of preparing our consolidated financial statements, we are required to estimate our research and development expenses as of each balance sheet date. Research and development expense accruals are estimated based on the level of services performed, progress of the work orders, including the phase or completion of events, and contracted costs. This process involves reviewing open contracts and purchase orders along with preparation of financial models taking into account communications with our key personnel to identify the level of services that have been performed. We then make estimates of levels of service performed when we have not yet been invoiced or otherwise notified of actual costs incurred as of the balance sheet date. We make significant judgments and estimates in determining the accrual balance at each reporting period based on the facts and circumstances known to us at that time.

There may be instances in which vendors will require nonrefundable advance payments for goods or services to be received in the future. Such advance payments for use in research and development activities are capitalized and recorded in prepaid expenses and other current assets and then expensed as the related goods are delivered or the services are performed.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the level of services and timing of services performed differ from actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular reporting period. To date, there have been no material differences between estimates of such expenses and the amounts actually incurred.

Convertible Preferred Stock Forward

Certain provisions of the Series C Preferred Stock Purchase Agreement (“Series C SPA”) obligated us to sell, and the investors to purchase, an additional tranche of shares of Series C Preferred Stock, par value $0.0001 per share (“Series C Preferred Stock”), at a future date and specified price (the “tranche closings forward”) if certain clinical performance milestones are met. The tranche closings forward represented freestanding instruments as they were legally detachable and separately exercisable and, therefore, were accounted for separately from Series C Preferred Stock as convertible preferred stock forwards (liability or asset).

These derivatives were recorded at fair value at inception and were subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in change in the fair value of convertible preferred stock forward in the statements of operations. (see Note 3 and Note 7 to our audited consolidated financial statements).

Recently Adopted Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the accompanying notes to our audited consolidated financial statements for the years ended December 31, 2025 and 2024 for a discussion of recent accounting pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Our financial statements, together with the report of our independent registered public accounting firm, appear in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders to be filed with the SEC, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025 and is incorporated herein by reference.

We have adopted a written code of conduct and business ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, and third-party consultants. We have posted a current copy of the code on our website, www.evommune.com. In addition, we intend to post on our website all disclosures that are required by law or the New York Stock Exchange listing standards concerning any amendments to, or waivers from, any provision of the code. The reference to our website does not constitute incorporation by reference of the information contained at or available through our website.

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees. In addition, it is our intent to comply with the applicable laws and regulations relating to insider trading.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part IV, Item 15 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in Part IV, Item 15 of this Annual Report on Form 10-K.

(3) Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below:

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-42938	3.1	11/7/2025
3.2	Amended & Restated Bylaws of the Registrant	S-1	333-290793	3.4	10/9/2025
4.1	Form of Common Stock Certificate	S-1	333-290793	4.1	10/9/2025
4.2†	Third Amended and Restated Investors’ Rights Agreement, dated October 30, 2024, by and among the Registrant and the investors party thereto	S-1	333-290793	4.2	10/9/2025
4.3	Description of Registrant’s Securities					X
10.1+	Form of Indemnification Agreements	S-1	333-290793	10.1	10/9/2025
10.2+	Evommune, Inc. 2020 Stock Plan	S-1	333-290793	10.2(a)	10/9/2025
10.3+	Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the 2020 Plan	S-1	333-290793	10.2(b)	10/9/2025
10.4+	Evommune, Inc. 2025 Equity Incentive Plan	S-8	333-291386	99.3	11/7/2025
10.5+	Forms of Stock Option Grant Notice, Option Agreement, Notice of Exercise, Restricted Stock Unit Agreement and Restricted Stock Unit Grant Notice under the 2025 Plan.	S-1/A	333-290793	10.3(b)	10/17/2025
10.6+	Evommune, Inc. 2025 Employee Stock Purchase Plan	S-1/A	333-290793	10.4	10/17/2025
10.7+†	Employment Agreement, dated November 1, 2024, by and between the Registrant and Luis Peña	S-1	333-290793	10.5	10/9/2025
10.8+†	Employment Agreement, dated November 1, 2024, by and between the Registrant and Eugene A. Bauer	S-1	333-290793	10.6	10/9/2025
10.9+†	Amendment to Employment Agreement, dated September 22, 2025, by and between the Registrant and Eugene A. Bauer	S-1	333-290793	10.7	10/9/2025
10.10+†	Employment Agreement, dated November 1, 2024, by and between the Registrant and Kyle B. Carver	S-1	333-290793	10.8	10/9/2025
10.11+†	Employment Agreement, dated November 1, 2024, by and between the Registrant and Janice Drew	S-1	333-290793	10.9	10/9/2025

10.12+†	Employment Agreement, dated November 1, 2024, by and between the Registrant and Gregory S. Moss	S-1	333-290793	10.10	10/9/2025
10.13+†	Employment Agreement, dated November 1, 2024, by and between the Registrant and Jeegar P. Patel	S-1	333-290793	10.11	10/9/2025
10.14+	Stock Appreciation Right Agreement, dated January 17, 2025, by and between the Registrant and Luis Peña	S-1	333-290793	10.12	10/9/2025
10.15†	License, Development and Commercialization Agreement, dated December 17, 2020, by and between the Registrant and Dermira, Inc.	S-1	333-290793	10.13	10/9/2025
10.16†	Sublicense Agreement, dated September 26, 2023, by and between the Registrant and Maruho Co., Ltd.	S-1	333-290793	10.14	10/9/2025
10.17†	Sublicense Agreement, dated March 19, 2024, by and between the Registrant and Maruho Co., Ltd.	S-1	333-290793	10.15	10/9/2025
10.18†	License Agreement, dated June 20, 2024, by and between the Registrant and AprilBio Co., Ltd.	S-1	333-290793	10.16	10/9/2025
10.19†	Lease Agreement, dated June 29, 2025, by and between the Registrant and Hudson Page Mill Hill, LLC	S-1	333-290793	10.17	10/9/2025
10.20	Form of Securities Purchase Agreement, dated February 12, 2026, by and among the Registrant and the investors thereunder	8-K	001-42938	10.1	2/12/2026
10.21	Form of Registration Rights Agreement, dated February 12, 2026, by and among the Registrant and the investors thereunder	8-K	001-42938	10.2	2/12/2026
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page)					X
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	Incentive Compensation Recoupment Policy	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Taxonomy Extension Schema With Embedded Linkbase Documents	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	X

+ Indicates management contract or compensatory plan.

† Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

* This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

EVOMMUNE, INC.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Evommune, Inc.

Palo Alto, CA

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Evommune, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2022.

New York, NY

March 5, 2026

EVOMMUNE, INC.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$44,063	$16,255
Short-term investments	105,137	55,785
Prepaid expenses and other current assets	4,278	1,948
Total current assets	153,478	73,988
Operating lease right-of-use assets, net	1,469	472
Property and equipment, net	994	1,326
Long-term investments	67,489	—
Restricted cash	1,415	208
Other non-current assets	101	61
Total assets	$224,946	$76,055

Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,756	$8,264
Accrued liabilities	9,547	6,729
Operating lease liability, current portion	242	487
Convertible preferred stock forward	—	8,928
Deferred revenue	—	3,000
Other current liabilities	364	573
Total current liabilities	17,909	27,981
Operating lease liability, non-current portion	1,290	—
Financing lease liability	181	535
Total liabilities	19,380	28,516
Commitments and contingencies (Note 6)
Convertible preferred stock: $0.0001 par value — 10,000,000 and 157,657,729 shares authorized at December 31, 2025 and December 31, 2024, and 0 and 116,716,142 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively, (liquidation preference $0 and $210,328 at December 31, 2025 and December 31, 2024, respectively)	—	191,776
Stockholders’ equity (deficit):
Common stock, par value $0.0001 — 500,000,000 and 223,593,879 shares authorized at December 31, 2025 and December 31, 2024, respectively; 31,524,093 and 1,551,420 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	3	—
Additional paid-in capital	426,652	7,982
Accumulated deficit	(221,089)	(152,219)
Total stockholders’ equity (deficit)	205,566	(144,237)
Total liabilities, convertible preferred stock, and stockholders’ equity	$224,946	$76,055

The accompanying notes are an integral part of these consolidated financial statements.

EVOMMUNE, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2025	2024
Revenues:
License revenue	$13,000	$7,000
Total revenue	13,000	7,000
Operating expenses:
Research and development	74,042	64,244
General and administrative	20,029	12,769
Total operating expenses	94,071	77,013
Loss from operations	(81,071)	(70,013)
Other income, net:
Change in fair value of convertible preferred stock forward	8,928	—
Interest income	3,323	3,242
Other expense, net	(50)	(37)
Total other income, net	12,201	3,205
Net loss	(68,870)	(66,808)
Deemed dividend	—	(1,500)
Net loss attributable to common stockholders	(68,870)	(68,308)
Basic and diluted net loss per share of common stock	$(11.22)	$(45.29)
Weighted average basic and diluted shares of common stock outstanding	6,136,636	1,508,284

The accompanying notes are an integral part of these consolidated financial statements.

EVOMMUNE, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, January 1, 2024	85,222,619	$149,374	1,545,137	$—	$6,197	$(83,911)	$(77,714)
Issuance of common stock on exercise of options	—	—	6,283	—	13	—	13
Issuance of Series C convertible preferred stock, net of transaction costs and tranche liability (Note 7)	31,493,523	42,402	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,722	—	1,722
Vesting of early exercised options	—	—	—	—	50	—	50
Deemed dividend	—	—	—	—	—	(1,500)	(1,500)
Net loss	—	—	—	—	—	(66,808)	(66,808)
Balance, December 31, 2024	116,716,142	$191,776	1,551,420	$—	$7,982	$(152,219)	$(144,237)
Issuance of common stock on exercise of options	—	—	3,545	—	6	—	6
Issuance of Series C convertible preferred stock, net of transaction costs	40,941,587	65,228	—	—	—	—	—
Conversion of redeemable convertible preferred stock upon initial public offering	(157,657,729)	(257,004)	19,147,559	2	257,003	—	257,005
Issuance of common stock upon initial public offering	—	—	10,781,250	1	156,989	—	156,990
Vesting of restricted stock units	—	—	109,436	—	—	—	—
Shares withheld related to net share settlement of equity awards	—	—	(69,117)	—	(1,224)	—	(1,224)
Stock-based compensation	—	—	—	—	5,856	—	5,856
Vesting of early exercised options	—	—	—	—	40	—	40
Net loss	—	—	—	—	—	(68,870)	(68,870)
Balance, December 31, 2025	—	$—	31,524,093	$3	$426,652	$(221,089)	$205,566

The accompanying notes are an integral part of these consolidated financial statements.

EVOMMUNE, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years End
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(68,870)	$(66,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,856	1,722
Accretion of discount on investments	(1,769)	(1,820)
Depreciation and amortization	1,389	1,287
Change in fair value of convertible preferred stock forward	(8,928)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,370)	(1,017)
Accounts payable	(837)	6,506
Accrued liabilities	2,818	2,704
Operating lease liabilities	(730)	(769)
Deferred revenue	(3,000)	—
Net cash used in operating activities	(76,441)	(58,195)
Cash flows from investing activities:
Purchases of investments	(199,172)	(90,255)
Maturities of investments	84,100	86,350
Purchase of property and equipment	(235)	(88)
Net cash used in investing activities	(115,307)	(3,993)
Cash flows from financing activities:
Proceeds from the sale of common stock in initial public offering, net of offering costs paid	157,284	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	65,228	49,829
Proceeds from exercise of stock options	6	13
Principal payments of finance lease liability	(373)	(208)
Principal payments of financing obligation	(158)	(215)
Taxes paid related to net share settlement of equity awards	(1,224)	—
Net cash provided by financing activities	220,763	49,419
Net increase (decrease) in cash, cash equivalents and restricted cash	29,015	(12,769)
Cash, cash equivalents and restricted cash, beginning of year	16,463	29,232
Cash, cash equivalents and restricted cash, end of year	$45,478	$16,463

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	44,063	16,255
Restricted cash	1,415	208
Total cash, cash equivalents, and restricted cash	45,478	16,463

Supplemental cash flow disclosures:
Cash paid for interest	$7	$34
Non-cash investing and financing activities:
Issuance of common stock upon conversion of convertible preferred stock	257,005	—
Unpaid fixed asset purchases	35	—
Vesting of early exercised stock options	40	50
Assets acquired under finance leases	10	1,032
Deferred offering costs in accounts payable	294	—
Operating lease liabilities arising from obtaining right-of-use assets	1,775	—
Deemed dividend from trigger of anti-dilution provision feature	—	1,500

The accompanying notes are an integral part of these consolidated financial statements.

EVOMMUNE, INC.

Notes to the Consolidated Financial Statements

1. Organization and Description of the Business

Business and Organization

Evommune, Inc. and its subsidiaries (“Evommune” or the “Company”) is a Delaware corporation headquartered in Palo Alto, California. Evommune is a clinical stage biotechnology company developing innovative therapies that target key drivers of chronic inflammatory diseases.

Liquidity

The Company has incurred significant operating losses since inception and has relied primarily on equity financing and license revenue to fund its operations. As of December 31, 2025, the Company had an accumulated deficit of $221.1 million. The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital.

As previously disclosed in the Company’s consolidated financial statements for the year ended December 31, 2024, management identified conditions that raised substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2025, management implemented plans that alleviated the substantial doubt. The principal factor leading to this conclusion is additional capital raised through the issuance of preferred stock (Note 7), and the issuance of common stock in the Company’s initial public offering (“IPO”) in November 2025 (Note 7), through which the Company raised gross proceeds of $237.8 million. As of December 31, 2025, management expects that existing cash, cash equivalents and short-term investments will be sufficient to fund the Company’s current operating plan for at least twelve months from the issuance date of these financial statements.

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

Product candidates being developed by the Company require approvals from the U.S. Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance that any product candidates will receive the necessary approvals. If the Company is denied approval, approval is delayed or the Company is unable to maintain approval, it could have a material adverse impact on the Company.

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

The Company is currently operating in a period of economic uncertainty and capital markets disruption, which has been impacted by domestic and global monetary and fiscal policy, geopolitical instability, a recessionary environment and high domestic and global inflation. The U.S. Federal Reserve and other central banks may be unable to contain inflation through more restrictive monetary policy, and inflation may increase or continue for a prolonged period of time. Inflationary factors, such as increases in the cost of clinical supplies, interest rates, overhead costs and transportation costs may adversely affect the Company’s operating results. The Company continues to monitor these events and the potential impact on its business. Although the Company does not believe that inflation has had a material impact on its financial position or operations to date, it may be adversely affected in the future due to domestic and global monetary and fiscal policy, supply chain constraints, and other factors, and such factors may lead to increases in the cost of manufacturing for and initiation of studies in the Company’s product candidates.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of Evommune, Inc. and its subsidiaries, all of which are wholly owned by Evommune, Inc., have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as defined by the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to revenue recognition, stock-based compensation, including the fair value of common stock and related assumptions, accrued expenses, and the valuation of convertible preferred stock forwards. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from those estimates.

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

Segments

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute the products and the regulatory environment in which the Company operates. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages and allocates resources to the operations of the company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with its long-term company-wide strategic goals. In making these decisions, the CODM uses consolidated financial information for purposes of evaluating performance, and forecasting future period financial results. The CODM performs this assessment based on the Company’s consolidated net loss. Through this analysis, the CODM assesses performance by comparing actual net loss versus the budget, and then decides how to allocate resources to invest in the Company’s research and development programs. The following is a breakdown of net loss by category for the years ended December 31, 2025 and 2024 as managed by the CODM (in thousands).

	December 31,	December 31,
	2025	2024
License revenue	$13,000	$7,000
Operating expenses:
EVO756	35,184	24,662
EVO301	7,137	19,669
Other research and development	19,936	10,314
Total external research and development	$62,257	$54,645
Research and development personnel costs	11,785	9,599
Total research and development operating expenses	74,042	64,244
General and administrative operating expenses	12,018	6,811
General and administrative personnel costs	8,011	5,958
Total general and administrative operating expenses	20,029	12,769
Total operating expenses	$94,071	$77,013
Other income, net	12,201	3,205
Net loss	$(68,870)	$(66,808)

Other research and development consists of discovery research, pre-clinical programs and other early-stage development programs. The measure of segment assets, all of which are held in the United States, is reported on the condensed consolidated balance sheets as total assets.

Revenue Recognition

The Company recognizes revenue in accordance with FASB Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers (“ASC 606”), the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it determines that it is probable it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

License Revenue

The terms of the Company’s license agreements typically may include payment to the Company of one or more of the following: non-refundable, up-front license fees; research, development and commercial milestone payments; royalties and other contingent payments due based on the activities of the counterparty. Each of these types of revenue are recorded as license revenues in the Company’s consolidated statements of operations. See Note 5 for additional details regarding the Company’s license arrangements.

As part of the accounting for these arrangements, the Company allocates the transaction price to each performance obligation on a relative stand-alone selling price basis. The stand-alone selling price may be, but is not presumed to be, the contract price. In determining the allocation, the Company maximizes the use of observable inputs. When the stand-alone selling price of a good or service is not directly observable, the Company estimates the stand-alone selling price for each performance obligation using assumptions that require judgment. Acceptable estimation methods include, but are not limited to: (i) the adjusted market assessment approach, (ii) the expected cost plus margin approach, and (iii) the residual approach (when the stand-alone selling price is not directly observable and is either highly variable or uncertain). In order for the residual approach to be used, the Company must demonstrate that (a) there are observable stand-alone selling prices for one or more of the performance obligations and (b) one of the two criteria in ASC 606-10- 32-34(c)(1) and (2) is met. The residual approach cannot be used if it would result in a stand-alone selling price of zero for a performance obligation as a performance obligation, by definition, has value on a stand-alone basis.

An option in a contract to acquire additional goods or services gives rise to a performance obligation only if the option provides a material right to the customer that it would not receive without entering into that contract. Factors that the Company considers in evaluating whether an option represents a material right include, but are not limited to: (i) the overall objective of the arrangement, (ii) the benefit the collaborator might obtain from the arrangement without exercising the option, (iii) the cost to exercise the option (for example, priced at a significant and incremental discount) and (iv) the likelihood that the option will be exercised. With respect to options determined to be performance obligations, the Company recognizes revenue when those future goods or services are transferred or when the options expire.

The Company’s revenue arrangements may include the following:

Up-front License Fees: If a license is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments: At the inception of an agreement that includes research and development milestone payments, the Company evaluates whether each milestone is considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license revenues and earnings in the period of adjustment.

Royalties: If the Company is entitled to receive sales-based royalties from its licensees, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, provided the reported sales are reliably measurable, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its license arrangements.

The Company receives payments from its licensees based on schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

Transaction Price Allocated to Future Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2025. The guidance provides certain practical expedients that limit this requirement. The Company has various contracts that meet the following practical expedients provided by ASC 606:

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

Concentration of Credit Risk

Cash equivalents are financial instruments that potentially subject the Company to concentrations of credit risk. The Company has less than $3 million maintained in cash balance in excess of federally insured limits as of December 31, 2025. The Company has not experienced any losses on its cash and cash equivalents. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Cash, Cash Equivalents, Short-term and Long-term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, cash and cash equivalents consisted of cash and money market mutual funds.

The Company has invested its excess cash in U.S. government securities and corporate bonds. The Company intends and has the ability to hold these investments to maturity. Securities with original maturity dates of more than three months are reported as held-to-maturity investments and are recorded at amortized cost, which approximates fair value measured using a combination of Level 1 and Level 2 inputs due to the negligible risk of changes in value due to interest rates. The Company determines the appropriate classification of its investments at the time of purchase. All of the Company’s investments are classified as held to maturity and are reported as short-term or long-term based on maturity dates.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company experienced a credit loss and has the intent to sell the investment or if it is more likely than not that the Company will be required to sell the investment before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. There was no impairment of the Company’s investments as of December 31, 2025 and 2024.

The following tables summarize the Company’s short-term and long-term investments (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Held-to-maturity securities	$105,137	$—	$—	105,137
Total short-term investments	105,137	—	—	105,137
Long-term investments:
Held-to-maturity securities	67,489	—	—	67,489
Total long-term investments	67,489	—	—	67,489
Total investments	$172,626	$—	$—	$172,626

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments
Held-to-maturity securities	$55,785	$—	$—	$55,785
Total short-term investments	$55,785	$—	$—	$55,785

As of December 31, 2025, the Company had 30 securities with a fair value of $105.1 million with a contractual maturity of less than 12 months and 14 securities with a fair value of $67.5 million with a contractual maturity of greater than 12 months. As of December 31, 2024, the Company had 42 securities with a fair value of $55.8 million with a contractual maturity of less than 12 months.

Restricted Cash

Restricted cash is defined as cash and cash equivalents that cannot be withdrawn or used for general operating activities. As of December 31, 2025 and 2024, the Company’s restricted cash was $1.4 million and $0.2 million, respectively, and was associated with a letter of credit issued in connection with office leases.

Property and Equipment, Net

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years, and leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset. Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of property and equipment, are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations in the period realized.

Property and equipment, net consisted of the following (in thousands):

	Useful Lives	December 31,	December 31,
	Years	2025	2024
Leasehold improvements	Shorter of life of lease or remaining lease term	$528	$458
Office equipment and furniture	3-5	684	544
Machinery and laboratory equipment	3-5	149	125
Lab and office equipment under finance right-of-use asset	3	1,157	1,147
Construction-in-progress	—	35	—
		$2,553	$2,274
Less accumulated depreciation and amortization		(1,559)	(948)
Property and equipment, net		$994	$1,326

Depreciation and amortization expense of property and equipment, net totaled $0.6 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount to the future undiscounted net cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows generated by the assets. There have been no such impairments of long-lived assets during the years ended December 31, 2025 and 2024.

Leases

Contractual arrangements that meet the definition of a lease are classified as operating or finance leases and are recorded on the consolidated balance sheets as both a right-of-use asset (“ROU asset”) and lease liability, calculated by discounting fixed lease payments over the lease term at the Company’s incremental borrowing rate (“IBR”). Lease ROU assets and lease obligations are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company currently has operating leases for office space and equipment and a finance lease related to lab and office equipment.

ROU assets are adjusted for (i) payments made at or before the commencement date, (ii) initial direct costs incurred, and (iii) tenant incentives under the lease. As the implicit rates for the operating leases are not determinable, the Company uses an IBR based on the information available at the respective lease commencement dates to determine the present value of future payments. IBR represents the interest rate that the Company would expect to incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis with similar terms and payments, in an economic environment where the leased asset is located. The Company considers a lease term to be the non-cancelable period that it has the right to use the underlying asset, including any periods where it is reasonably certain the Company will exercise any option to extend the contract.

Lease costs for minimum lease payments for operating leases are recognized on a straight-line basis over the lease term. Lease liabilities are increased by interest and reduced by payments each period, and the ROU asset is amortized over the lease term. Variable lease payments that do not depend on an index or rate are recognized as lease costs when incurred. In measuring the ROU assets and lease liabilities, the Company has elected to combine lease and non-lease components.

A finance lease ROU asset is recorded within property and equipment, net within the Company’s consolidated balance sheets, and is amortized on a straight-line basis over the shorter of estimated useful lives of the asset or the lease term. Finance lease liability is recorded within other current liabilities and other non-current liabilities within the Company’s consolidated balance sheets. Interest expense from fixed payments on finance leases is recognized using the effective interest method. Finance lease ROU asset amortization and interest expense are recorded within operating expenses and interest expense, respectively, within the Company’s consolidated statements of operations.

The Company does not recognize ROU assets or lease liabilities for short-term leases, if any, having initial terms of 12 months or less at lease commencement as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term for these types of leases.

Fair Value Measurements

The Company follows the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). This pronouncement defines fair value, establishes a framework for measuring fair value under GAAP and requires expanded disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. ASC 820 utilizes a fair value hierarchy that prioritizes inputs to fair value measurement techniques into three broad levels. The following is a brief description of those three levels:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. The carrying amounts reflected in the consolidated balance sheets for cash, cash equivalents, restricted cash, short-term investments, accounts payable and accrued liabilities approximate their fair values due to their short-term nature.

Convertible Preferred Stock

Prior to the completion of the Company's IPO, the convertible preferred stock was recorded outside of permanent equity because while it was not mandatorily redeemable, in certain events considered not solely within the Company’s control, such as a merger, acquisition, or sale of all or substantially all of the Company’s assets (each, a “deemed liquidation event”), the convertible preferred stock would have become redeemable at the option of the holders of at least a majority of the then outstanding shares of convertible preferred stock. The Company did not adjusted the carrying values of the convertible preferred stock to its liquidation value prior to the IPO, because a deemed liquidation event obligating the Company to pay the liquidation preferences to holders of shares of convertible preferred stock was not probable. In connection with the closing of the Company’s initial public offering on November 6, 2025, all outstanding shares of convertible preferred stock automatically converted into shares of common stock.

Convertible Preferred Stock Forward

Certain provisions of the Series C Preferred Stock Purchase Agreement (“Series C SPA”) obligated the Company to sell, and the investors to purchase, additional tranches of the Series C Convertible Preferred Stock (“Series C Preferred Stock”) at a future date and specified price (the “tranche closings forward”) if certain clinical performance milestones were met. The tranche closings forward represented freestanding instruments as they are legally detachable and separately exercisable and, therefore, were accounted for separately from Series C Preferred Stock as convertible preferred stock forwards (liability or asset).

These derivatives were recorded at fair value at inception and were subject to remeasurement to fair value at each balance sheet date, with any changes in fair value recognized in change in the fair value of convertible preferred stock forward in the statements of operations (Note 3 and Note 7). The Company had $8.9 million of forward contracts related to shares of Series C Preferred Stock outstanding as of December 31, 2024. The tranche closings forward were settled in June 2025. See Note 7 for additional details regarding the Company’s convertible preferred stock.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include salaries and benefits, consultants’ fees, process development costs, stock-based compensation, laboratory supplies, preparation of regulatory submission expenses, and allocated facilities related expenses as well as fees paid to third parties that conduct certain preclinical research and development activities on the Company’s behalf. Payments made to third parties under these arrangements in advance of the performance of the related services by the third parties are recorded as prepaid expenses until the services are rendered.

The Company has entered into agreements with third parties to acquire technologies and product candidates for development (Note 5). Such agreements generally require an initial payment by the Company when the contract is executed, and additional payments upon the occurrence of certain events. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the product candidate. In accordance with FASB ASC Topic 730-10-55, Research and Development, expenditures for research and development, including upfront licensing fees and milestone payments associated with products that have not yet been approved by the FDA and do not have alternative commercial use, are charged to research and development expense as incurred. Future contract milestone payments will be recognized as expense when achievement of the milestone is determined to be probable. Once a product candidate receives regulatory approval, subsequent license payments are recorded as an intangible asset.

The Company’s accruals for research and development activities performed by third parties are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the consolidated balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, the Company intends to adjust the accruals accordingly.

Stock-Based Compensation

The Company maintains a stock-based compensation plan as a long-term incentive for employees, certain consultants and advisors, and directors of the Company. Stock-based compensation is measured at the date of grant, based on the estimated fair value of the award, and recognized as an expense over the employee’s requisite service period (usually the vesting period) on a straight-line basis. The Company estimates the grant date fair value of restricted stock units ("RSUs") using the common stock fair value as determined by the board of directors with the assistance of management and an independent third-party valuation specialist. The Company has issued RSUs and stock appreciation rights ("SARs") with service and performance-based vesting conditions and records the expense for these awards if the Company concludes that it is probable that the performance condition will be achieved. The Company estimates the grant date fair value of the stock options, and the resulting stock-based compensation, using the Black-Scholes option pricing model. The Company accounts for forfeitures as they occur.

The Black-Scholes model considers several variables and assumptions in estimating the fair value of each stock option that requires judgment. Changes in these variables and assumptions can materially affect the resulting estimates of fair value. These variables and assumptions include the per unit fair value of the underlying common units, exercise price, expected term, risk-free interest rate, expected dividend rate, and the expected unit and stock price volatility over the expected term as follows:

•
Expected term. The expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term.
•
Expected volatility. The Company derives the expected volatility from the average historical volatilities over a period approximately equal to the expected term of comparable publicly traded companies within its peer group that were deemed to be representative of future stock price trends as the Company does not have any trading history for its common stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
•
Risk-free interest rate. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of a stock award.
•
Expected dividend rate. The Company has not paid and does not anticipate paying any dividends in the near future. Accordingly, the Company has estimated the dividend yield to be zero.
•
Common stock fair value. Prior to having a public common stock price available, the grant date fair value of the Company’s common stock has been determined by the board of directors with the assistance of management and an independent third-party valuation specialist. The grant date fair value of the Company’s common stock was determined using valuation methodologies that utilize certain assumptions including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability (Level 3 inputs). In determining the fair value of the Company’s common stock, the methodologies used to estimate the enterprise value of the Company were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The fair values of SARs are estimated at the grant date using a Monte Carlo simulation model. Compensation expense is recognized for the number of SARs expected to be earned after assessing the probability that certain performance criteria will be met and the targeted payout level associated with the performance criteria expected to be achieved. Cumulative adjustments are recorded each quarter to reflect the estimated outcome of the performance-related conditions until the date results are determined and settled.

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

Net Loss Per Share

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the convertible preferred stock, common stock subject to repurchase, stock options, restricted stock units ("RSUs"), and stock appreciation rights ("SARs") are considered to be potentially dilutive securities. Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. Because the Company has reported a net loss for the reporting periods presented, the diluted net loss per common share is the same as basic net loss per common share for those periods.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year ended December 31,
	2025	2024
Numerator:
Net loss	$(68,870)	$(66,808)
Adjust: deemed dividend	—	(1,500)
Net loss attributable to common stockholders	$(68,870)	$(68,308)
Denominator:
Weighted-average common shares outstanding	6,148,223	1,546,467
Less: weighted-average unvested founder shares	—	(10,011)
Less: weighted-average unvested early-exercised options	(11,587)	(28,172)
Weighted-average common shares outstanding used to compute net loss per share, basic and diluted	6,136,636	1,508,284
Net loss per share, basic and diluted	$(11.22)	$(45.29)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	December 31,
	2025	2024
Convertible preferred stock	—	14,341,090
Stock options outstanding	6,598,693	3,715,207
Restricted stock options outstanding	328,318	437,754
Stock appreciation rights outstanding	444,992	444,992
Common stock subject to repurchase	5,503	19,055
Total	7,377,506	18,958,098

The amounts above represent common stock equivalents, where applicable.

JOBS Act Accounting Election

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which will require incremental income tax disclosures on an annual basis for all public entities. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and disclosure of income tax expense disaggregated by federal, state and foreign. The Company adopted this ASU on January 1, 2025, with retrospective application. The adoption of this ASU resulted in expanded disclosures as shown in Note 10.

In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”), which will require additional expense disclosures for all public entities. The amendments require that at each interim and annual reporting period, an entity will disclose certain disaggregated expenses included in each relevant expense caption, as well as the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning with the fiscal year ending December 31, 2027, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the incremental disclosures that will be required in its future consolidated financial statements.

3. Fair Value Measurements and Fair Value of Financial Instruments

The following table sets forth the Company’s consolidated financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$44,063	$44,063	$—	$—
Total fair value of assets	$44,063	$44,063	—	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$14,227	$14,227	$—	$—
Total fair value of assets	$14,227	$14,227	$—	$—

Liabilities:
Convertible preferred stock forward	$(8,928)	—	—	(8,928)
Total fair value of liabilities	$(8,928)	$—	$—	$(8,928)

Items classified as Level 1 within the valuation hierarchy consist of the Company’s cash equivalents held in money market funds. The Company measures these investments at fair value determined based on Level 1 observable quoted price market inputs. The Company’s money market funds are included in cash and cash equivalents in the consolidated balance sheets.

Items classified as Level 3 within the valuation hierarchy consist of the Company’s convertible preferred stock forward (Note 7). The fair value of the convertible preferred stock forward has been estimated at the date of inception, and re-measured at the end of each reporting period until the forwards expired. The Company used a standard forward pricing valuation model to estimate the fair value of the forward contracts with the following significant assumptions:

	June 26, 2025	December 31, 2024
Fair value per share of Series C Tranche II	$1.59	$0.22
Strike Price	$1.59	$1.59
Expected term	0.1 years	0.6 years
Discount rate	4.11%	4.32%

The following table is a roll-forward of Level 3 assets (liabilities) for the periods indicated (in thousands):

Series C Tranche Two Forward
Balance at January 1, 2024	$—
Issuance of convertible preferred stock forward	(8,928)
Balance at December 31, 2024	(8,928)
Change in fair value of convertible preferred stock forward	8,928
Balance at December 31, 2025	$—

In June 2025, the Company issued 40,941,587 shares of Series C Preferred Stock and settled the convertible preferred stock forward.

4. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued research and development	$3,981	$2,828
Accrued compensation	4,934	3,634
Other	632	267
Total	$9,547	$6,729

5. Strategic Collaborations and License Agreements

Dermira

In December 2020, the Company entered into an exclusive license agreement with Dermira, Inc., a wholly owned subsidiary of Eli Lilly and Company ("Dermira") to develop and commercialize EVO756 and two other development programs for the treatment of various inflammatory diseases (the "Dermira License Agreement").

The Dermira License Agreement remains in effect on a product-by-product and a country-by-country basis until the expiration of the royalty term for such product in such country. The Dermira License Agreement may be terminated by either party due to the other party’s uncured material breach or bankruptcy.

Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due. Under the Dermira License Agreement, the Company paid certain upfront and milestone fees that were recognized as research and development expense between 2020 and 2022, and may be required to pay up to $285.0 million upon achievement of specified development, regulatory and sales milestones, as well as tiered royalty payments in the mid-single digit to low-double digit percentage on worldwide sales of the licensed products. For the year ended December 31, 2025, the Company has recorded $2.5 million as research and development expense upon achievement of a development milestone under the Dermira License Agreement. No milestones were achieved under the Dermira License Agreement during the year ended December 31, 2024.

Maruho Co., Ltd.

Maruho Japan Agreement

In September 2023, the Company entered into a strategic collaboration with Maruho Co., Ltd. (“Maruho”) and granted Maruho an exclusive license to develop and commercialize EVO756 in Japan (the “Maruho Japan Agreement”).

Under the Maruho Japan Agreement, the Company received an upfront payment of $8.0 million in September 2023 and is eligible to receive up to $52.0 million in additional milestone payments and also eligible to receive low single-digit royalty payments on future sales of EVO756 in Japan.

The potential development, regulatory and commercial milestone payments and sales-based royalties that the Company is eligible to receive represent variable consideration under the Maruho Japan Agreement. The development and regulatory milestone amounts were excluded from the transaction price and were fully constrained based on their probability of achievement and the fact that the Company cannot reasonably conclude that a significant reversal of revenue related to these milestones would not occur. Any future sales-based royalties, including commercial milestone payments based on the level of sales, will be included in the transaction price and recognized as revenue when the related sales occur and the milestones are achieved. The Company will reevaluate the transaction price at the end of each reporting period as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The recognition of revenue related to the Maruho Japan Agreement requires significant judgment and estimates. As discussed in Note 2, the Company is required to identify distinct performance obligations and subsequently allocate a portion of the transaction price to each performance obligation. The Company identified the following two performance obligations under the arrangement: (1) an exclusive license to develop and commercialize EVO756 in Japan (“Exclusive License 1”) and (2) to conduct a Phase 1 clinical trial including a Japanese cohort (the “R&D Activity Deliverable”). The Company will recognize such revenue or expense, as applicable, as these performance obligations are fulfilled. The Company allocated the transaction price to the two performance obligations based on the estimated stand-alone selling price (R&D Activity Deliverable) and residual approach (Exclusive License 1) at contract inception. The Company determined the residual approach was appropriate, consistent with ASC 606-10-32-34(c)(1) and (2), as a standalone selling price has not previously been established for Exclusive License 1. Significant estimates were used in the determination of the stand-alone selling prices. The stand-alone selling price of the R&D Activity Deliverable was based on an expected cost approach, and considered several factors including, but not limited to, contract research organization costs and project management. The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations and adjust the deferred revenue at the end of each reporting period, if necessary. Such changes will result in a change to the amount of collaboration revenue recognized and deferred revenue.

As of December 31, 2024, the Company had recorded short term deferred revenue of $3.0 million, attributable to the Company’s ongoing performance obligations. The Company recognized $3.0 million in license revenue for the year ended December 31, 2025 upon the satisfaction of the performance obligation. There was no deferred revenue recorded as of any other period and no outstanding performance obligations remain under the agreement. In addition, in July 2025, the Company received payment from Maruho of $10.0 million upon the achievement of a development milestone, which is recognized as license revenue for the year ended December 31, 2025. No other milestone or royalty revenues related to this agreement have been earned as of December 31, 2025.

Maruho Greater Asia Agreement

In March 2024, the Company entered into a second strategic collaboration with Maruho (the “Maruho Greater Asia Agreement”) and granted Maruho an exclusive license to develop and commercialize EVO756 in Greater China and other Asian countries (the “Territory”). Under the Maruho Greater Asia Agreement, the Company received an upfront payment of $7.0 million in March 2024 and is eligible to receive up to $54.5 million in additional milestone payments and is also eligible to receive low single-digit royalty payments on future sales of EVO756 in the Territory.

The potential development, regulatory and commercial milestone payments and sales-based royalties that the Company is eligible to receive represent variable consideration under the Maruho Greater Asia Agreement. The development and regulatory milestone amounts were excluded from the transaction price and were fully constrained based on their probability of achievement and the fact that the Company cannot reasonably conclude that a significant reversal of revenue related to these milestones would not occur. Any future sales-based royalties, including commercial milestone payments based on the level of sales, will be included in the transaction price and recognized as revenue when the related sales occur and the milestones are achieved. The Company will reevaluate the transaction price at the end of each reporting period as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The recognition of revenue related to the Maruho Greater Asia Agreement requires significant judgment and estimates. As discussed in Note 2, the Company is required to identify distinct performance obligations and subsequently allocate a portion of the transaction price to each performance obligation. The Company identified the following performance obligation under the arrangement: an exclusive license to develop and commercialize EVO756 in the Territory (“Exclusive License 2”). The Company recognized $7.0 million in license revenue in March 2024 related to the Maruho Greater Asia Agreement. No other milestone or royalty revenues related to Maruho Greater Asia Agreement have been earned as of December 31, 2025.

AprilBio

In June 2024, the Company entered into a License, Development and Commercialization Agreement with AprilBio Co., Ltd. (“AprilBio”), upon which AprilBio granted the Company an exclusive worldwide license to develop and commercialize an IL-18BP compound (“EVO301”). The Company paid an upfront payment of $15.0 million to AprilBio, which was recognized as research and development expense during the year ended December 31, 2024. The Company is responsible for the payments of development milestones of up to $82.5 million, sales milestones of up to $377.5 million, and tiered royalty payments in the mid-to-high single digit percentage on covered product net worldwide sales. For the year ended December 31, 2025, the Company has recorded $1.5 million as research and development expense upon achievement of a development milestone under the AprilBio License, Development and Commercialization Agreement. No other milestones were achieved or recorded as research and development expenses for the years ended December 31, 2025 and 2024.

6. Commitments and Contingencies

Leases

The Company has operating leases for office space and equipment as well as finance leases of certain lab and office equipment. The Company's lab and office equipment leases each have original lease terms of three years. Generally, the Company’s leases are non-cancellable and do not have any residual value guarantees or any restrictions or covenants imposed by leases.

In July 2025, the Company executed a sixty-three-month lease agreement to lease office space in Palo Alto, California. The lease is expected to commence in March 2026 and includes annual lease payments during each of the first three years of approximately $1.5 million, with an increase of approximately 3% each year thereafter for the remainder of the lease. The Palo Alto lease includes an option to terminate after thirty-nine months, subject to a one-time termination fee equal to six months of base rent. The Palo Alto lease also includes a renewal option for one additional five-year period and does not have any residual value guarantees or any restrictions or covenants. The Company is not reasonably certain to exercise either the early-termination or renewal option, and therefore neither option will be included in the measurement of the related right-of-use asset and lease liability upon commencement of the lease.

In August 2025, the Company executed a sixty-month lease agreement to lease office space in New York, New York. The lease commenced in October 2025 and includes annual lease payments of approximately $0.4 million. The New York lease is non-cancellable and does not include a renewal option, any residual value guarantees or any restrictions or covenants.

As of December 31, 2025, future minimum lease payments included in the measurement of lease liabilities were as follows (in thousands):

	Operating lease	Finance lease
2026	361	404
2027	394	183
2028	394	4
2029 and thereafter	721	—
Total undiscounted lease payments	1,870	591
Less: imputed interest	(338)	(63)
Total lease liability	1,532	528
Less: current portion	242	347
Operating and finance lease liability, net of current portion	$1,290	$181

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases and finance leases (in thousands):

	Year ended December 31,
	2025	2024
Operating lease:
Short-term lease cost	$1,075	$954
Variable lease cost	248	285
Operating lease cost	817	832
Total operating lease costs	2,140	2,071
Finance lease:
Amortization of right-of-use assets	$373	$208
Interest on lease liabilities	75	59
Financing obligation:
Interest expense	7	34
Total finance lease and financing obligation cost	455	301
Total lease cost	$2,595	$2,372

For the year ended December 31, 2025, cash payments were $0.8 million, $0.4 million, and $0.2 million for operating leases, finance leases and financing obligation, respectively. For the year ended December 31, 2024, cash payments were $0.8 million, $0.2 million, and $0.2 million for operating leases, finance leases and financing obligation, respectively. Interest expense is recorded within other expense in the Company’s consolidated statements of operations. The weighted average discount rate and remaining terms are as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	4.8	0.5
Finance leases	1.6	2.4
Financing obligation	—	0.7
Weighted-average discount rate (percent)
Operating leases	8.25%	8.00%
Finance leases	10.32%	10.61%
Financing obligation	—	12.70%

Research and Development Agreements

The Company enters into contracts in the normal course of business with clinical research organizations, contract manufacturing organizations and other third-party vendors for clinical trials, manufacturing, testing, and other research and development activities. These contracts generally provide for termination on notice, with varying termination fees, typically up to 50%, dependent on timing of notification in advance of planned activity timelines. As of December 31, 2025 and 2024, there were no amounts accrued related to termination and cancellation charges as these are not probable.

License Agreements

The Company has entered into various license agreements (Note 5), pursuant to which the Company is required to make payments contingent upon the occurrence of specified events. The Company is required to pay development and sales milestones and royalties on sales of products developed under these agreements. Except as disclosed in Note 5, no such other milestone events occurred during 2025 and 2024.

Guarantees and Indemnifications

The Company accrues a liability for any contingent liabilities when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount.

Legal proceedings

The Company was not subject to any material legal proceedings during the years ended December 31, 2025 and 2024, and, no material legal proceedings are currently pending or threatened.

7. Convertible Preferred Stock

In connection with the closing of the Company’s IPO in November 2025, all outstanding shares of Preferred Stock converted into an aggregate of 19,147,559 shares of common stock and no convertible preferred stock was outstanding as of December 31, 2025. The Company’s current amended and restated certificate of incorporation authorizes 500,000,000 share of common stock and 10,000,000 shares of preferred stock.

Series Seed Convertible Preferred Stock Financing

From June 2020 through May 2021, the Company sold 12,858,517 shares of Series Seed Preferred Stock, par value $0.0001 per share (“Series Seed Preferred Stock”), at $0.9692 per share for aggregate gross proceeds of $12.5 million.

Series A Convertible Preferred Stock Financing

In August 2021, the Company entered into the Series A Preferred Stock Purchase Agreement (the "Series A SPA") to issue up to an aggregate of 48,675,300 shares of Series A Preferred Stock, par value $0.0001 per share (the "Series A Preferred Stock") at a purchase price of $1.93634 per share. From August to November 2021, the Company sold 31,193,506 shares of Series A Preferred Stock. The Company also was obligated to sell, and the investors to purchase, up to 15,002,837 shares of Series A Preferred Stock at an original issuance price of $1.93634 (the “Series A Tranche Two Closing”). The Company called for Series A Tranche Two Closing in December 2022 and sold 10,664,668 shares of Series A Preferred Stock for total gross cash proceeds of $20.6 million in December 2022 and 3,434,385 shares of Series A Preferred Stock for total gross cash proceeds of $6.6 million in January 2023.

Certain investors, who had a purchase commitment to buy 903,784 shares, did not participate in the Series A Tranche Two Closing. In accordance with the Series A SPA and the Company’s then in effect certificate of incorporation, all shares of Series A Preferred Stock held by such investors were converted to shares of common stock at a one-for-one ratio. The Company converted 1,678,457 shares of Series A Preferred Stock, held by the non-participating investors into shares of common stock on a one for one basis in December 2022. As the conversion occurred per the contractual terms, the Company reclassified the carrying value of shares of Series A Preferred Stock to additional paid-in-capital and common stock par value at the date of the conversion.

In February 2023, the non-participating investors that initially elected to not participate in the Series A Tranche Two Closing, purchased approximately 20 percent of the shares of Series A Preferred Stock initially forfeited in December 2022. The total number of shares purchased by these investors was 180,756. All of such shares of Series A Preferred Stock then immediately converted into shares of common stock on a one-for-one basis, in accordance with the conversion provisions of the Series A SPA.

Series A Convertible Preferred Stock Tranche Closings Forward

The Company determined that its obligation to issue and the investors’ obligation to purchase additional shares of Series A Preferred Stock in the Series A Tranche Two Closing at a fixed price represented freestanding instruments and forward contracts that are accounted at fair value at the issuance date and re-measured at each reporting date until the expiration or the settlement of the obligation (the “Series A Tranche Two Forward”). Changes in the fair value of these derivatives are recorded in the consolidated statements of operations.

On December 15, 2022 (the “call date”), the Company exercised its call right under the Series A Tranche Two Forward to sell 15,002,837 additional shares of Series A Preferred Stock at the Series A Tranche Two Closing, when the total fair value of the Series A Tranche Two Forward was $4.3 million. The Company issued 10,664,668 shares of Series A Preferred Stock and settled the related forward contracts with an estimated fair value of $3.0 million in December 2022.

Series B Convertible Preferred Stock Financing

Throughout 2023, the Company sold 28,750,000 shares of Series B Preferred Stock, par value $0.0001 per share (“Series B Preferred Stock”) at $2.00 per share for aggregate gross proceeds of $57.5 million.

Series C Convertible Preferred Stock Financing

In October 2024, the Company entered into the Series C SPA to issue up to an aggregate of 72,435,110 shares of Series C Preferred Stock at a purchase price of $1.59453 per share. In October 2024, the Company sold 31,493,523 shares of Series C Preferred Stock for gross proceeds of $50.2 million. The Company also was obligated to sell, and the investors to purchase, up to 40,941,587 shares of Series C Preferred Stock at an original issuance price of $1.59453 (the “Series C Tranche Two Closing”) upon the decision by the Company, and approval by the board of directors, to advance the development of EVO756 following the completion of the Phase 2 trial in chronic inducible urticaria (the “Milestone Event”). The Series C Tranche Two Closing could be initiated either by the Company, upon the occurrence of the Milestone Event, or by the investors, but in no event was the Series C Tranche Two Closing to be held later than October 30, 2025.

Series C Convertible Preferred Stock Tranche Closings Forward

The Company determined that its obligation to issue and the investors’ obligation to purchase additional shares of Series C Preferred Stock in the Series C Tranche Two Closing at a fixed price represent freestanding instruments and forward contracts that are accounted for at fair value at the issuance date and re-measured at each reporting date until the expiration or the settlement of the obligation (the “Series C Tranche Two Forward”). The Company had $8.9 million of forward contracts outstanding as of December 31, 2024. As the Company determined there was no change in value of the Series C Tranche Two Forward from the date of issuance in October 2024 through the year ended December 31, 2024, there was no gain or loss recorded for a change in fair value during the year ended December 31, 2024.

On May 20, 2025, the Company completed, and the board of directors approved, the achievement of the Series C Preferred Stock milestone event and as a result, on June 27, 2025, the Company issued and sold 40,941,587 shares of Series C redeemable convertible preferred stock at the original issuance price of $1.59453 when the total fair value of the Series C Tranche Two Forward was $0.0 million. The Company issued 40,941,587 shares of Series C Preferred Stock and settled the related forward contracts in June 2025, and recognized a gain of $8.9 million for the year ended December 31, 2025. The Company received aggregate gross proceeds of $65.3 million as part of the Series C Tranche Two Closing.

Pursuant to the Series C SPA, the Company issued and sold shares of Series C Preferred Stock at a purchase price of $1.59453 per share, which triggered the anti-dilution protection provision under the Company’s then in effect certificate of incorporation. Due to these provisions, the conversion ratio of the Series A Preferred Stock and Series B Preferred Stock was adjusted from 8.2077 to 7.9557, and from 8.1621 to 7.8721, respectively.

The authorized, issued, and outstanding shares of the Company’s convertible preferred stock and liquidation values as of December 31, 2024 were as follows (in thousands, except for share amounts):

	Authorized	Outstanding	Liquidation	Carrying
	Shares	Shares	Preference	Value
Series Seed	12,858,517	12,858,517	$12,462	$14,240
Series A	43,614,102	43,614,102	87,640	79,056
Series B	28,750,000	28,750,000	60,009	57,578
Series C	72,435,110	31,493,523	50,217	40,902
Total	157,657,729	116,716,142	$210,328	$191,776

The significant rights and obligations of the Company’s Series Seed Preferred Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (collectively “Convertible Preferred Stock”) were as follows prior to conversion into common stock:

Voting Rights

The holders of Convertible Preferred Stock are entitled to vote on all matters on which the common stockholders are entitled to vote. Holders of Convertible Preferred Stock and common stock vote together as a single class not as separate classes, except with respect to the election of directors. Each holder of Convertible Preferred Stock is entitled to the number of votes equal to the number of common stock shares into which the shares held by such holder could be converted as of the record date. As long as a majority of the shares of Series C Preferred Stock originally issued remain outstanding, as adjusted for any anti dilution adjustments, the holders of such shares of Series C Preferred Stock shall be entitled to elect two directors of the Company at any election of directors. As long as at least 24% of the shares of Series B Preferred Stock originally issued remain outstanding, the holders of such shares of Series B Preferred Stock shall be entitled to elect one director of the Company at any election of directors. As long as a majority of the shares of Series A Preferred Stock originally issued remain outstanding, the holders of Series A Preferred Stock shall be entitled to elect two directors of the Company at any election of directors. The holders of outstanding common stock shall be entitled to two directors of the Company at any election of directors. The holders of Convertible Preferred Stock and common stock (voting together as a single class and not as separate series, and on an as-converted basis) shall be entitled to elect any remaining directors of the Company.

Dividends

Holders of Convertible Preferred Stock are entitled to receive dividends, when, as and if declared by the board of directors, at the annual rate of 8% of the original issue price, as adjusted for any anti dilution adjustments, payable in preference and priority to any declaration or payment of any distribution on capital stock (other than dividends on shares of common stock payable in shares of common stock) of the Company. No distributions may be made with respect to the common stock unless the requisite dividends on the Convertible Preferred Stock have been declared and all declared dividends on the Convertible Preferred Stock have been paid to the holders of the Convertible Preferred Stock. Dividends are noncumulative, and the Company has never declared a dividend.

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the Company, the holders of shares of Series C Preferred Stock then outstanding shall be entitled to be paid out of the proceeds or assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of Series B Preferred Stock, Series A Preferred Stock, Series Seed Preferred Stock or common stock an amount per share equal to the liquidation preference amount, which is the original issue price per share of the Series C Preferred Stock, as adjusted for any anti-dilution adjustments, plus any dividends declared but unpaid thereon. If, upon the occurrence of such event, the proceeds are insufficient to permit the payment to holders of shares of Series C Preferred Stock of the full amounts, then the entire proceeds legally available for distribution shall be distributed ratably among the holders of shares of Series C Preferred Stock in proportion to the full preferential amount that each such holder is otherwise entitled to receive.

After the payment in full to the holders of shares of Series C Preferred Stock, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to be paid out of the proceeds or assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of shares of Series A Preferred Stock, Series Seed Preferred Stock or common stock an amount per share equal to the liquidation preference amount, which is the original issue price per share of the Series B Preferred Stock, as adjusted for any anti-dilution adjustments, plus any dividends declared but unpaid thereon. If, upon the occurrence of such event, the proceeds are insufficient to permit the payment to holders of shares of Series B Preferred Stock of the full amounts, then the entire proceeds legally available for distribution shall be distributed ratably among the holders of shares of Series B Preferred Stock in proportion to the full preferential amount that each such holder is otherwise entitled to receive.

After the payment in full to the holders of shares of Series C Preferred Stock and Series B Preferred Stock, the holders of shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of shares of Series Seed Preferred Stock or common stock, an amount per equal to the liquidation preference amount of respective original issue price per share, as adjusted for any anti-dilution adjustments, plus any dividends declared but unpaid. If, upon the occurrence of such event, the proceeds are insufficient to permit the payment to holders of shares of Series A Preferred Stock of the full amounts, then the entire proceeds legally available for distribution shall be distributed ratably among the holders of shares of Series A Preferred Stock in proportion to the full preferential amount that each such holder is otherwise entitled to receive.

After the payment in full to the holders of shares of Series C Preferred Stock, Series B Preferred Stock and Series A Preferred Stock, the holders of shares of Series Seed Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of shares of common stock an amount per equal to the liquidation preference amount of respective original issue price per share, as adjusted for any anti-dilution adjustments, plus any dividends declared but unpaid. If, upon the occurrence of such event, the proceeds thus distributed among the holders of shares of Series Seed Preferred Stock shall be insufficient to permit the payment to such holders of the full preferential amounts, then the entire proceeds legally available for distribution to the Series Seed Preferred Stock shall be distributed ratably among the holders of shares of Series Seed Preferred Stock in proportion to the full preferential amount that each such holder is otherwise entitled to receive.

After the payment to the holders of Convertible Preferred Stock of the full preferential amounts specified above, the entire remaining assets of the Company legally available for distribution by the Company shall be distributed with equal priority and pro rata among the holders of the common stock in proportion to the number of shares of common stock held by them.

Conversion

Each share of Convertible Preferred Stock was convertible, at the option of the holder at any time after the date of issuance of such share into such number of shares of common stock as is determined by dividing the original issue price for such series by the applicable conversion price for such series, in effect on the date of conversion. If, after the issuance date of Convertible Preferred Stock, the Company issued or sold, or was deemed to have sold, additional shares of capital stock at a price lower than the original issuance price of the Convertible Preferred Stock, except for certain exceptions allowed, the conversion price of such Convertible Preferred Stock would be adjusted. As of December 31, 2024, the Company’s Series Seed Preferred Stock and Series C Preferred Stock were convertible into the Company’s shares of common stock on an 8.518-for-1 basis. The Company’s Series A Preferred Stock was convertible into the Company’s shares of common stock at a conversion ratio of 8.2077 to one, and the Company’s Series B Preferred Stock was convertible into the Company’s shares of common stock at a conversion ratio of 8.1621 to one.

Each share of Convertible Preferred Stock was automatically converted into shares of common stock at the conversion price then in effect in connection with the IPO of the Company's common stock.

8. Common Stock

As of December 31, 2025, the Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of the preferred stockholders.

The Company had reserved common stock for future issuance as follows:

	December 31, 2025	December 31, 2024
Series Seed	-	1,509,545
Series A	-	5,482,142
Series B	-	3,652,131
Series C	-	3,697,272
Outstanding options	6,598,693	3,715,207
Outstanding restricted stock	328,318	437,754
Options available for grants	345,347	147,462
Total	7,272,358	18,641,513

9. Stock Option Plan

Stock Options

The Company’s board of directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”), which became effective in connection with the IPO and replaced the 2020 Stock Plan ("2020 Plan"). The 2025 Plan provides for the grant of incentive stock options, nonstatutory stock options, SARs, RSU awards, performance awards, and other forms of awards to employees, non-employee directors and consultants. A total of 7,312,677 shares of the Company’s common stock were reserved for future issuance under the 2025 Plan, including shares underlying outstanding equity awards granted under the 2020 Stock Plan that expire, or are forfeited, cancelled, or re-acquired. In addition, the share reserve is subject to annual increases each January 1 for the first ten years following approval of the 2025 Plan of up to 5% of shares of the Company’s common stock outstanding, including the number of shares of common stock issuable upon the exercise of any pre-funded warrants and preferred stock, if applicable (or a lesser number determined by the Company’s board of directors). Options under the 2025 Plan may be granted for periods of up to 10 years at exercise prices no less than 100% of the fair market value of the Company’s common stock on the date of grant with the exception of incentive stock options granted to a 10% holder which is no less than 110% of the fair market value of common stock on the date of grant. As of December 31, 2025, the Company had 345,347 shares available for issuance under the 2025 Plan. On January 1, 2026, the number of shares of common stock available for issuance under the 2025 Plan increased by 1,576,204 shares, which was five percent (5%) of the outstanding shares of common stock on December 31, 2025, bringing the total shares available for issuance under the 2025 Plan to 1,921,551.

In October 2025, the board of directors adopted the 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which became effective in connection with the IPO. The 2025 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 300,000 shares of the Company’s common stock have been reserved for future issuance under the 2025 ESPP, in addition to any automatic increases in the number of shares of common stock reserved for future issuance under this plan.

The following table summarizes the Company’s stock option activity from January 1, 2024 to December 31, 2025:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	2,293,286	$3.32	8.67	$27
Options granted	1,478,106	2.62		—
Options exercised	(6,283)	2.03		6
Options forfeited	(49,902)	2.32		—
Outstanding at December 31, 2024	3,715,207	3.08	8.52	$585
Options granted	2,894,709	16.69		—
Options exercised	(3,545)	1.71		5
Options cancelled or forfeited	(7,678)	2.30		35
Outstanding at December 31, 2025	6,598,693	9.05	8.55	$54,503
Exercisable at December 31, 2025	2,253,120	3.13	7.07	$31,520
Vested and expected to vest at December 31, 2025	6,604,196	$9.05	8.55	$54,580

The weighted-average grant-date fair value of options granted during the years ended December 31, 2025 and 2024 was $12.61 and $2.09 per option, respectively. The aggregate intrinsic value of options exercised for the years ended December 31, 2025 and 2024 was less than $0.1 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock, multiplied by the related in the money options that would have been received by the option holders had they exercised their options at the end of the period.

As of December 31, 2025, the total unrecognized stock-based compensation expense for stock options was $38.6 million, which is expected to be recognized over a weighted-average period of 6.1 years. The total fair value of options vested for the years ended December 31, 2025 and 2024 was $2.3 million and $2.0 million, respectively.

The fair value of the stock options granted was estimated using the following assumptions:

	Years Ended December 31,
	2025	2024
Expected term	5.6 - 6.6 Years	5.8 - 6.1 Years
Expected volatility	85.91% - 89.76%	104.96% - 106.94%
Risk-free interest rate	3.71% - 4.07%	4.03% - 4.63%
Fair value of common stock	$2.99 - $18.44	$1.36-$2.47
Dividend yield	0%	0%

Restricted Stock Units

In December 2024, certain employees were granted a total of 437,754 RSUs with a grant date fair value per share of $2.99, expiring on the earlier of (i) the 10-year anniversary of the date of grant or (ii) the date of termination of the employees' service for any reason. Each unit entitles the holder to one share of common stock upon vesting.

The RSUs vest as follows: (i) 25% on each anniversary of vest commencement date, (ii) 0.0911 share of common stock subject to the RSU upon issuance of each share of Series C Preferred Stock issued subsequent to October 30, 2024, and (iii) upon the first to occur of: (a) immediately prior to the consummation of a Change in Control (as defined in the award agreement) or (b) the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock, or (c) the settlement of the initial trade of shares of the Company's common stock on a nationally recognized exchange. All unvested RSUs are forfeited upon termination or resignation for any reason.

If a RSU vests, the Company will issue one share of common stock for each vested RSU.

A summary of RSU activity during the year ended December 31, 2025, is as follows:

	Number of Units Outstanding	Grant Date Fair Value per Share
Unvested balance at January 1, 2025	437,754	$2.99
Granted	—	—
Vested	(109,436)	—
Unvested balance at December 31, 2025	328,318	$2.99

As of December 31, 2025, the total unrecognized stock-based compensation expense for unvested restricted stock was $1.0 million, which is expected to be recognized over a weighted-average period of 2.9 years. Prior to the completion of the Company’s IPO on November 7, 2025, the performance condition associated with the RSUs was not considered probable, and accordingly, no stock compensation expense was recognized. Upon completion of the IPO, the performance condition was met, and the Company began recognizing stock-based compensation expense for the RSUs over the remaining time-based vesting period. The Company recorded $0.3 million as stock-based compensation expenses for RSUs for the year ended December 31, 2025.

During the year ended December 31, 2025, we settled 109,436 shares underlying RSUs, of which 40,319 shares underlying RSUs were net settled by withholding 69,117 shares. The value of the RSUs withheld was $1.2 million, based on the closing price of our common stock on the settlement date. The value of RSUs withheld in each period was remitted to the appropriate taxing authorities and has been reflected as a financing activity in our condensed consolidated statements of cash flows.

Stock Appreciation Rights

In December 2024, an executive officer was granted 444,992 SARs with a base price of $2.99 per unit. The SARs expire on the earlier of (i) the 10-year anniversary of the date of grant or (ii) the date of termination of the employees' service for any reason (the “SAR Award”).

The SAR Award vests as follows: (i) 25% on each anniversary of vest commencement date, (ii) 0.0061 share of common stock subject to the SAR Award upon issuance of each share of Series C Preferred Stock issued subsequent to October 30, 2024, and (iii) upon the first to occur of: (a) immediately prior to the consummation of a Change in Control (as defined in the award agreement) or (b) after an IPO, at such time as the 30-day volume-weighted average price of a share of common stock is greater than $40.75. All unvested SARs are forfeited upon termination or resignation for any reason.

If a SAR vests, the Company will issue one share of common stock, or deliver the cash equivalent, each as determined in the Company’s sole discretion, for an amount equal to the fair market value of a share of common stock on the settlement date less the exercise price.

The number of SARs that vest is dependent on achieving certain performance conditions (liquidity event) and market conditions (minimum stock price). The Company determined that the SAR Award is an equity classified award since although the SARs may be settled in cash or equity, the Company has no intention or history of settling awards in cash. The Company determined that the fair value of the SAR Award was $12.27 per share for a total fair value of $5.5 million. The Company utilized a Monte Carlo simulation with the following assumptions: a 10-year term to maturity, the Company's fair value of common stock at September 30, 2024 of $2.99, estimated volatility of 108%, and risk-free rate of 4.2% to discount the ending result to present value. The valuation also includes a derived service period of 2.07 years, which is the median time to vest, as calculated by the model. This derived service period inherently contains some degree of estimation uncertainty. Prior to the completion of the Company’s IPO on November 7, 2025, the performance condition associated with the RSUs was not considered probable, and accordingly, no stock compensation expense was recognized. Upon completion of the IPO, the performance condition was met, and the Company began recognizing stock-based compensation expense for the SARs over the remaining time-based vesting period. The Company recorded stock-based compensation expense of $2.1 million for SAR units for the year ended December 31, 2025.

Stock-Based Compensation Expense

Stock compensation expense recorded for the years ended December 31, 2025 and 2024, consisted of expense for stock options, RSUs and SARs. The following table is a summary of stock compensation expense by function recognized for the periods indicated (in thousands):

	Years Ended December 31, 2025	Years Ended December 31, 2024
General and administrative	$4,534	$1,017
Research and development	1,322	705
	$5,856	$1,722

The 2020 Plan provided the holders of certain stock options an election to early exercise prior to vesting. The shares are subject to the Company’s lapsing repurchase right upon termination of employment, with the repurchase price being the lesser of the original exercise price or the then fair value of the Company’s common stock. At December 31, 2025, less than $0.1 million of proceeds from unvested early exercised options were recognized as other current liability in the accompanying consolidated balance sheets.

The following table summarizes activity relating to early exercises of stock options for the periods indicated:

Number of shares
Unvested balance at January 1, 2024	40,107
Vested	(21,052)
Unvested balance at December 31, 2024	19,055
Vested	(13,552)
Unvested balance at December 31, 2025	5,503

10. Income Taxes

Loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$(68,870)	$(68,308)
Foreign	—	—
Loss before provision for income taxes	$(68,870)	$(68,308)

For the years ended December 31, 2025 and 2024 the Company was not required to pay, and did not pay, federal or state income taxes. A reconciliation of the Company's statutory income tax rate to the Company's effective income tax rate is as follows:

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
US federal statutory tax rate	$(14,463)	21.00%	$(14,345)	21.00%
State and local income taxes, net of federal income tax effect (a)	—	—	—	—
Tax credits
Research and development tax credits	(2,289)	3.32%	(2,353)	3.44%
Nontaxable or nondeductible items
Change in fair value of financial instruments	1,875	(2.72)%	—	—
Executive compensation limitation	837	(1.21)%	—	—
Other	276	(0.40)%	530	(0.78)%
Changes in unrecognized tax benefit	458	(0.66)%	471	(0.69)%
Change in valuation allowance	13,306	(19.33)%	15,697	(22.97)%
Total	$—	0.00%	$—	0.00%

(a) The majority of state taxes are in California, however due to the valuation allowance state taxes are zero.

The net deferred income tax asset balance related to the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$11,973	$10,814
Tax credit	6,257	4,141
Intangibles	5,634	5,239
Capitalized research and development	26,954	16,832
Right of use liabilities	433	289
Accrued bonus	905	680
Stock compensation	525
Deferred revenue	—	630
Other	129	477
Total deferred tax assets	52,810	39,102
Deferred tax liabilities
Right of use assets	(420)	(286)
Total net deferred tax assets	52,390	38,816
Valuation allowance	(52,390)	(38,816)
Net deferred tax assets	$—	$—

The table below presents the changes in the Company’s valuation allowance.

	December 31,
	2025	2024
Valuation allowance at January 1,	$38,816	$20,931
Additional allowances	13,574	17,885
Valuation allowance at December 31,	$52,390	$38,816

As of December 31, 2025 and 2024, the Company had federal net operating loss ("NOL") carryforwards of $44.1 million and $38.5 million, respectively, which can be carried forward indefinitely. As of December 31, 2025 and 2024, the Company had state NOL carryforwards of $38.8. The state NOL carryforwards begin to expire in 2040.

As of December 31, 2025 and 2024, the Company also has federal tax credits of $6.5 million and $4.2 million, respectively, which begin to expire in 2040, and state tax credits of $1.6 million and $1.2 million, respectively, which do not expire.

Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2025 and 2024, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2025 and 2024.

Under Internal Revenue Code Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. The Company completed a formal Section 382 study that determined an “ownership change” had occurred in August 2021 and November 2025, which limits the Company’s ability to utilize its then existing tax attributes. The Company expects to be able to utilize all of its pre-change and post change federal NOL carryforwards and as such, has not recorded a deferred tax asset reduction. With regard to state NOLs and federal tax credits, the section 382 limitation should not prevent the full utilization of these attributes, provided the Company generates sufficient future taxable income to utilize these attribute before they expire. Tax losses generated since the Company’s inception in 2020 may be used to offset only 80% of taxable income and carryforward indefinitely, which may require the Company to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years. Future changes in the Company's stock ownership, which may be outside of the Company's control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an additional “ownership change” does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to the Company.

The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which the Company operates or does business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjust these liabilities when the Company's judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2025 and 2024, the Company has recorded unrecognized tax benefits and if recognized would not impact the effective tax rate and has not recognized any interest or penalties related to unrecognized tax benefits.

The following table summarizes the changes to the Company’s gross unrecognized tax benefits (in thousands):

	December 31,
	2025	2024
Balance at January 1,	$1,064	$490
Additions based on tax positions related to current year	608	574
Reduction for tax positions of prior years	(75)	—
Balance at December 31,	$1,597	$1,064

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from December 31, 2020, to the present.

11. Subsequent Events

February 2026 Private Placement

On February 12, 2026, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company, in a private placement, sold an aggregate of 4,494,279 shares of the Company’s common stock, par value $0.0001 per share at a purchase price of $27.88. The Company received gross proceeds of $125.3 million, before deducting any transaction-related expenses. In connection with the private placement, the Company entered into a registration rights agreement pursuant to which it agreed to register the resale of the shares issued in the private placement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Evommune, Inc.

Date: March 5, 2026	By:	/s/ Luis Peña
Luis Peña
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Luis Peña and Kyle Carver, and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Luis Peña	President, Chief Executive Officer and Director	March 5, 2026
Luis Peña	(Principal Executive Officer)

/s/ Kyle Carver	Chief Financial Officer	March 5, 2026
Kyle Carver, CPA, MBA	(Principal Financial and Accounting Officer)

/s/ Benjamin F. McGraw	Chairman	March 5, 2026
Benjamin F. McGraw, III, Pharm.D.

/s/ Eugene A. Bauer	Director	March 5, 2026
Eugene A. Bauer, M.D.

/s/ David E. Cohen	Director	March 5, 2026
David E. Cohen, M.D., M.P.H.

/s/ Derek DiRocco	Director	March 5, 2026
Derek DiRocco, Ph.D.

/s/ Arthur Kirsch	Director	March 5, 2026
Arthur Kirsch

/s/ Rob Hopfner	Director	March 5, 2026
Rob Hopfner, R.Ph., Ph.D.

/s/ Felice Verduyn-van Weegen	Director	March 5, 2026
Felice Verduyn-van Weegen