Form 10-Q
period 2026-03-31
Evommune, Inc.
filed 2026-05-07
CIK 2044725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42938

Evommune, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-0742575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1891 Page Mill Road Palo Alto, CA	94304
(Address of principal executive offices)	(Zip Code)

(925) 247-4481

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	EVMN	New York Stock Exchange

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

As of May 5, 2026, the registrant had 36,018,372 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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
•
our ability to retain the continued service of our key professionals and consultants and to identify, hire and retain additional qualified professionals; and
•
our ability to maintain adequate internal controls over financial reporting and to manage our business in accordance with applicable laws and the highly regulated industry in which we participate.

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. Investors should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from those implied or projected by forward-looking statements include, among other things, those listed under the section titled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission, or SEC, on March 5, 2026.

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

PART I—FINANCIAL INFORMATION

EVOMMUNE, INC.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$48,318	$44,063
Short-term investments	163,146	105,137
Prepaid expenses and other current assets	4,391	4,278
Total current assets	215,855	153,478
Operating lease right-of-use assets, net	7,930	1,469
Property and equipment, net	1,640	994
Long-term investments	95,548	67,489
Restricted cash	1,409	1,415
Other non-current assets	73	101
Total assets	$322,455	$224,946

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,045	$7,756
Accrued liabilities	4,734	9,547
Operating lease liability, current portion	1,253	242
Other current liabilities	571	364
Total current liabilities	10,603	17,909
Operating lease liability, non-current portion	6,768	1,290
Financing lease liability	529	181
Total liabilities	17,900	19,380
Stockholders’ equity:
Common stock, par value $0.0001 — 500,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 36,018,372 and 31,524,093 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4	3
Additional paid-in capital	547,314	426,652
Accumulated deficit	(242,763)	(221,089)
Total stockholders’ equity	304,555	205,566
Total liabilities and stockholders’ equity	$322,455	$224,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOMMUNE, INC.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
License revenue	$—	$3,000
Total revenue	—	3,000
Operating expenses:
Research and development	17,319	14,362
General and administrative	6,635	3,670
Total operating expenses	23,954	18,032
Loss from operations	(23,954)	(15,032)
Other income, net:
Change in fair value of convertible preferred stock forward	—	(125)
Interest income	2,284	613
Other expense, net	(4)	(13)
Total other income, net	2,280	475
Net loss	(21,674)	(14,557)
Basic and diluted net loss per share of common stock	$(0.64)	$(9.48)
Weighted average basic and diluted shares of common stock outstanding	33,670,148	1,534,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOMMUNE, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

(in thousands, except share amounts)

	Convertible Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, January 1, 2026	—	$—	31,524,093	$3	$426,652	$(221,089)	$205,566
Issuance of common stock in private placement, net of transaction costs	—	—	4,494,279	1	117,198	—	117,199
Stock-based compensation	—	—	—	—	3,454	—	3,454
Vesting of early exercised options	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(21,674)	(21,674)
Balance, March 31, 2026	—	$—	36,018,372	$4	$547,314	$(242,763)	$304,555

	Convertible Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	Deficit	Total
Balance, January 1, 2025	116,716,142	$191,776	1,551,420	$—	$7,982	$(152,219)	$(144,237)
Issuance of common stock on exercise of options	—	—	1,467	—	1	—	1
Stock-based compensation	—	—	—	—	544	—	544
Vesting of early exercised options	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(14,557)	(14,557)
Balance, March 31, 2025	116,716,142	$191,776	1,552,887	$—	$8,537	$(166,776)	$(158,239)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOMMUNE, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(21,674)	$(14,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,454	544
Net amortization of premiums and accretion of discounts on investments	(792)	(425)
Depreciation and amortization	349	377
Change in fair value of convertible preferred stock forward	—	125
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(85)	(3,964)
Accounts payable	(3,749)	(691)
Accrued liabilities	(4,813)	(2,102)
Operating lease liabilities	(193)	(206)
Deferred revenue	—	(3,000)
Net cash used in operating activities	(27,503)	(23,899)
Cash flows from investing activities:
Purchases of investments	(108,776)	—
Maturities of investments	23,500	13,500
Purchase of property and equipment	(83)	—
Net cash (used in) provided by investing activities	(85,359)	13,500
Cash flows from financing activities:
Proceeds from private placement financing, net of transaction costs	117,198	—
Proceeds from exercise of stock options	—	2
Principal payments of finance lease liability	(87)	(96)
Principal payments of financing obligation	—	(58)
Net cash provided by (used in) financing activities	117,111	(152)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,249	(10,551)
Cash, cash equivalents and restricted cash, beginning of year	45,478	16,463
Cash, cash equivalents and restricted cash, end of year	$49,727	$5,912

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	48,318	5,704
Restricted cash	1,409	208
Total cash, cash equivalents, and restricted cash	49,727	5,912

Supplemental cash flow disclosures:
Cash paid for interest	$4	$4
Non-cash investing and financing activities:
Unpaid fixed asset purchases	38	—
Vesting of early exercised stock options	10	10
Operating lease liabilities arising from obtaining right-of-use assets	6,682	—
Assets acquired under finance leases	652	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOMMUNE, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Description of the Business

Business and Organization

Evommune, Inc. and its subsidiaries (“Evommune” or the “Company”) is a Delaware corporation headquartered in Palo Alto, California. Evommune is a clinical stage biotechnology company developing innovative therapies that target key drivers of chronic inflammatory diseases.

Liquidity

The Company has incurred significant operating losses since inception and has relied primarily on equity financing and license revenue to fund its operations. As of March 31, 2026, the Company had an accumulated deficit of $242.8 million. In February 2026, the Company raised net proceeds of $117.2 million from the issuance of 4,494,279 shares of common stock in a private placement at a price of $27.88 per share (“2026 Private Placement”). The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital. As of March 31, 2026, management expects that existing cash, cash equivalents and investments will be sufficient to fund the Company’s current operating plan for at least twelve months from the issuance date of these financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as defined by the Financial Accounting Standards Board (“FASB”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement have been included. Interim results are not necessarily indicative of results that may be expected for the fiscal year ending December 31, 2026 or other interim periods.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025, and the notes thereto, included in the Annual Report on Form 10-K that was filed with the SEC on March 5, 2026 (“Form 10-K”). Since the date of such consolidated financial statements, there have been no significant changes to the Company’s significant accounting policies, other than as described below. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the audited Consolidated Balance Sheet as of December 31, 2025 included in the Company's Form 10-K but does not include all of the information required by GAAP for complete financial statements.

Restricted Cash

Restricted cash is defined as cash and cash equivalents that cannot be withdrawn or used for general operating activities. As of both March 31, 2026 and December 31, 2025, the Company’s restricted cash was approximately $1.4 million, and was associated with a letter of credit issued in connection with the Company’s office leases.

Recent Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting: Narrow-Scope Improvements”, which enhances interim disclosure requirements by clarifying scope, providing a comprehensive list of required disclosures, and requiring disclosure of material events occurring since the most recent annual reporting period. The amendments are effective for interim reporting periods for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the incremental disclosures that will be required in its future consolidated financial statements.

3. Fair Value Measurements and Fair Value of Financial Instruments

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$48,318	$48,318	$—	$—
Total fair value of assets	$48,318	$48,318	—	$—

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$44,063	$44,063	$—	$—
Total fair value of assets	$44,063	$44,063	$—	$—

Items classified as Level 1 within the valuation hierarchy consist of the Company’s cash equivalents held in money market funds. The Company measures these investments at fair value determined based on Level 1 observable quoted price market inputs. The Company’s money market funds are included in cash and cash equivalents in the unaudited Condensed Consolidated Balance Sheets.

4. Cash, Cash Equivalents, Short-term and Long-term Investments

As of March 31, 2026 and December 31, 2025, cash and cash equivalents consisted of cash and money market mutual funds. The following tables summarize the Company’s short-term and long-term investments (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Held-to-maturity securities	$163,146	$—	$—	163,146
Total short-term investments	163,146	—	—	163,146
Long-term investments:
Held-to-maturity securities	95,548	—	—	95,548
Total long-term investments	95,548	—	—	95,548
Total investments	$258,694	$—	$—	$258,694

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Held-to-maturity securities	$105,137	$—	$—	105,137
Total short-term investments	105,137	—	—	105,137
Long-term investments:
Held-to-maturity securities	67,489	—	—	67,489
Total long-term investments	67,489	—	—	67,489
Total investments	$172,626	$—	$—	$172,626

As of March 31, 2026, the Company had 52 securities with a fair value of $163.1 million with a contractual maturity of less than 12 months and 30 securities with a fair value of $95.5 million with a contractual maturity of greater than 12 months. As of December 31, 2025, the Company had 30 securities with a fair value of $105.1 million with a contractual maturity of less than 12 months and 14 securities with a fair value of $67.5 million with a contractual maturity of greater than 12 months.

5. Fixed Assets, Net

Fixed Assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Leasehold improvements	$461	$528
Office equipment and furniture	736	684
Machinery and laboratory equipment	149	149
Lab and office equipment under finance right-of-use asset	1,695	1,157
Construction-in-progress	—	35
	$3,041	$2,553
Less accumulated depreciation and amortization	(1,401)	(1,559)
Property and equipment, net	$1,640	$994

Depreciation and amortization expense of property and equipment, net totaled $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively. In March 2026, the Company disposed of fully depreciated assets and removed the cost and related accumulated depreciation of $0.3 million from the unaudited Condensed Consolidated Balance Sheets. No gain or loss on disposal was recorded.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued research and development	$2,755	$3,981
Accrued compensation	1,295	4,934
Other	684	632
Total	$4,734	$9,547

7. Strategic Collaborations and License Agreements

The Company has entered into several license agreements for products currently under development. The Company’s license agreements are disclosed in “Note 5. Strategic Collaborations and License Agreements” to the Company’s annual audited consolidated financial statements for the year ended December 31, 2025 included in the Form 10-K. Since the date of such consolidated financial statements, there have been no significant changes to the Company’s license agreements, other than the following.

Maruho Co., Ltd.

Maruho Japan Agreement

As of December 31, 2024, the Company had recorded short term deferred revenue of $3.0 million, attributable to the Company’s on-going performance obligations. The Company recognized $3.0 million in license revenue for the three months ended March 31, 2025 upon the satisfaction of the performance obligation. No other milestones were achieved or recorded as license revenue for the three months ended March 31, 2026 and 2025.

AprilBio

In June 2024, the Company entered into a License, Development and Commercialization Agreement with AprilBio Co., Ltd. (“AprilBio”), upon which AprilBio granted the Company an exclusive worldwide license to develop and commercialize an IL-18BP compound (“EVO301”). For the three months ended March 31, 2026 and 2025, the Company has recorded $0.5 million and $1.5 million, respectively, as research and development expense upon achievement of a development milestone under the AprilBio License, Development and Commercialization Agreement. No other milestones were achieved or recorded as research and development expenses for the three months ended March 31, 2026 and 2025.

8. Commitments and Contingencies

Leases

The Company’s commitments are disclosed in “Note 6. Commitments and Contingencies” to the Company’s annual audited consolidated financial statements for the year ended December 31, 2025 included in the Form 10-K. Since the date of the Form 10-K, there have been no material changes to the Company’s commitments or contingencies, including leases, other than as described below.

In July 2025, the Company executed a sixty-three-month lease agreement to lease office space in Palo Alto, California. The lease commenced in March 2026 and includes annual lease payments during each of the first three years of approximately $1.5 million, with an increase of approximately 3% each year thereafter for the remainder of the lease. The Palo Alto lease includes an option to terminate after thirty-nine months, subject to a one-time termination fee equal to six months of base rent. The Palo Alto lease also includes a renewal option for one additional five-year period and does not have any residual value guarantees or any restrictions or covenants. The Company is not reasonably certain to exercise either the early-termination or renewal option, and therefore neither option is included in the measurement of the related right-of-use asset and lease liability upon commencement of the lease.

In connection with the buildout of the leased premises, the Company also entered into certain finance leases for leasehold improvements. As of the lease commencement date, these arrangements resulted in the recognition of approximately $0.6 million of finance lease right-of-use assets and corresponding lease liabilities.

As of March 31, 2026, future minimum lease payments included in the measurement of lease liabilities were as follows (in thousands):

	Operating lease	Finance lease
2026	1,447	487
2027	1,891	430
2028	1,936	250
2029 and thereafter	4,774	61
Total undiscounted lease payments	10,048	1,228
Less: imputed interest	(2,027)	(135)
Total lease liability	8,021	1,093
Less: current portion	1,253	564
Operating and finance lease liability, net of current portion	$6,768	$529

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases and finance leases (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease:
Short-term lease cost	$289	$259
Variable lease cost	60	63
Operating lease cost	255	208
Total operating lease costs	604	530
Finance lease:
Amortization of right-of-use assets	$88	$96
Interest on lease liabilities	13	22
Financing obligation:
Interest expense	—	4
Total finance lease and financing obligation cost	101	122
Total lease cost	$705	$652

For the three months ended March 31, 2026, cash payments were $0.2 million, and $0.1 million for operating leases and finance leases, respectively. For the three months ended March 31, 2025, cash payments were $0.2 million, $0.1 million, and $0.1 million for operating leases, finance leases and financing obligation, respectively. The Company's financing obligation was completed in the third quarter of 2025. Interest expense is recorded within other expense in the Company’s unaudited Condensed Consolidated Statements of Operations. The weighted average discount rate and remaining terms are as follows:

	As of March 31,
	2026	2025
Weighted-average remaining lease term (in years)
Operating leases	5.1	0.3
Finance leases	2.3	2.2
Financing obligation	—	0.4
Weighted-average discount rate (percent)
Operating leases	8.85%	8.00%
Finance leases	9.21%	10.56%
Financing obligation	—	12.70%

License Agreements

Except as disclosed in Note 7, no such other milestone events occurred during the three months ended March 31, 2026 and 2025.

Legal proceedings

The Company was not subject to any material legal proceedings during the three months ended March 31, 2026 and 2025, and, no material legal proceedings are currently pending or threatened.

9. Net Loss Per Share

Basic net loss per share of common stock is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, the convertible preferred stock, common stock subject to repurchase, stock options, restricted stock units (“RSUs”), and stock appreciation rights (“SARs”) are considered to be potentially dilutive securities. Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities as the convertible preferred stock is considered a participating security. The Company’s participating securities do not have a contractual obligation to share in the Company’s losses. As such, the net loss is attributed entirely to common stockholders. Because the Company has reported a net loss for the reporting periods presented, the diluted net loss per share of common stock is the same as basic net loss per share of common stock for those periods.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(21,674)	$(14,557)
Denominator:
Weighted-average shares of common stock outstanding	33,673,524	1,551,582
Less: weighted-average unvested early-exercised options	(3,376)	(16,617)
Weighted-average shares of common stock outstanding used to compute net loss per share, basic and diluted	33,670,148	1,534,965
Net loss per share, basic and diluted	$(0.64)	$(9.48)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	March 31,
	2026	2025
Convertible preferred stock	—	14,042,963
Stock options outstanding	6,606,193	3,717,367
Restricted stock units outstanding	328,318	437,754
Stock appreciation rights outstanding	444,992	444,992
Common stock subject to repurchase	2,202	15,631
Total	7,381,705	18,658,707

The amounts above represent common stock equivalents, where applicable.

10. Common Stock

As of March 31, 2026, the Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

In February 2026, the Company received net proceeds of $117.2 million from the issuance of 4,494,279 shares of common stock in a private placement at a price of $27.88 per share.

The Company has reserved common stock for future issuance as follows:

	March 31, 2026	December 31, 2025
Outstanding options	6,606,193	6,598,693
Outstanding restricted stock	328,318	328,318
Options available for grants	1,914,051	345,347
Total	8,848,562	7,272,358

11. Stock Option Plan

Stock Options

A total of 7,272,358 shares of the Company’s common stock were reserved for future issuance under the 2025 Equity Incentive Plan (the “2025 Plan”) at December 31, 2025. On January 1, 2026, pursuant to the evergreen provision contained in the 2025 Plan, the number of shares reserved for future grants was increased by 1,576,204 shares, which was five percent (5%) of the outstanding shares of common stock on December 31, 2025. This reserve will increase each subsequent anniversary through January 1, 2035, by an amount equal to the smaller of (a) 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or (b) a lesser amount determined by the Company’s board of directors.

The following table summarizes the Company’s stock option activity:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	6,598,693	$9.05	8.55	$54,503
Options granted	7,500	20.88		—
Outstanding at March 31, 2026	6,606,193	9.07	8.31	$91,975
Exercisable at March 31, 2026	2,481,080	3.13	6.87	$49,278
Vested and expected to vest at March 31, 2026	6,608,395	$9.07	8.31	$92,019

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2026 and 2025 was $15.55 and $2.30 per option, respectively. The aggregate intrinsic value of options exercised for the three months ended March 31, 2026 and 2025 was less than $0.1 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock, multiplied by the related in the money options that would have been received by the option holders had they exercised their options at the end of the period.

As of March 31, 2026, the total unrecognized stock-based compensation expense for stock options was $35.9 million, which is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of options vested for the three months ended March 31, 2026 and 2025 was $0.6 million and $0.5 million, respectively.

The fair value of the stock options granted was estimated using the following assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term	6.1 Years	6.1 Years
Expected volatility	86.05% - 86.23%	89.05% - 89.11%
Risk-free interest rate	3.84% - 4.02%	4.07%
Fair value of common stock	$19.60 - $23.45	$2.30
Dividend yield	0%	0%

Restricted Stock Units

In December 2024, certain employees were granted a total of 437,754 RSUs. The terms of the RSUs are disclosed in the annual audited consolidated financial statements for the year ended December 31, 2025 included in the Company's Form 10-K. There were no RSUs granted or vested during the three months ended March 31, 2026. As of March 31, 2026, the total unrecognized stock-based compensation expense for unvested restricted stock was $0.9 million, which is expected to be recognized over a weighted-average period of 2.7 years. The Company recorded $0.1 million as stock-based compensation expenses for RSUs for the three months ended March 31, 2026. No stock compensation expense was recognized for the three months ended March 31, 2025.

Stock Appreciation Rights

In December 2024, an executive officer was granted 444,992 SARs with a base price of $2.99 per unit. The terms of the SAR are disclosed in the annual audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Form 10-K. There were no SARs granted or vested during the three months ended March 31, 2026. The Company recorded stock-based compensation expense of $0.5 million for SAR units for the three months ended March 31, 2026. No stock compensation expense was recognized for the three months ended March 31, 2025.

Stock-Based Compensation Expense

Stock compensation expense recorded for the three months ended March 31, 2026 and 2025, consisted of expense for stock options, RSUs and SARs. The following table is a summary of stock compensation expense by function recognized for the periods indicated (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
General and administrative	$2,216	$333
Research and development	1,238	211
	$3,454	$544

12. Segments

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute the products and the regulatory environment in which the Company operates. The following is a breakdown of net loss by category for the three months ended March 31, 2026 and 2025 as managed by the chief operating decision maker (in thousands).

	Three Months Ended
	March 31,	March 31,
	2026	2025
License revenue	$—	$3,000
Operating expenses:
EVO756	6,865	4,670
EVO301	626	3,027
Other research and development	6,672	4,057
Total external research and development	$14,163	$11,754
Research and development personnel costs	3,156	2,608
Total research and development operating expenses	17,319	14,362
General and administrative operating expenses	4,594	1,924
General and administrative personnel costs	2,041	1,746
Total general and administrative operating expenses	6,635	3,670
Total operating expenses	$23,954	$18,032
Other income, net	2,280	475
Net loss	$(21,674)	$(14,557)

Other research and development consists of discovery research, pre-clinical programs and other early-stage development programs. The measure of segment assets, all of which are held in the United States, is reported on the condensed consolidated balance sheets as total assets. Additionally, segment depreciation expense is consistent with amounts reported within the unaudited Condensed Consolidated Statements of Cash Flows.

13. Income Taxes

The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of March 31, 2026, and December 31, 2025, the Company was in a pre-tax loss position and is anticipated to remain so throughout the year. For the three months ended March 31, 2026 and 2025, the Company did not record any tax benefit or expense.

In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of March 31, 2026 and December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and related notes appearing in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion and other parts of this Quarterly Report contain forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations, intentions, forecasts and projections. Our actual results and the timing of selected events could differ materially from those discussed in these forward-looking statements as a result of several factors including, but not limited to, those set forth under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and you should carefully read the section titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.” You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

Evommune is a clinical-stage biotechnology company developing innovative therapies that target key drivers of chronic inflammatory diseases, with initial clinical development programs focusing on chronic spontaneous urticaria (“CSU”), atopic dermatitis (“AD”), migraine and ulcerative colitis (“UC”). Chronic inflammation is a significant healthcare problem in the world, substantially impacting patients’ quality of life and leading to life-threatening conditions.

Our mission is to improve patients’ daily lives and prevent the long-term effects of uncontrolled inflammation that are a consequence of the limitations of existing therapies. To achieve this, we are advancing a portfolio of differentiated product candidates that target key drivers of chronic inflammation.

Among our portfolio of programs, we currently have two product candidates, EVO756 and EVO301, in Phase 2 development. We are initially developing EVO756 for the treatment of CSU, AD and migraine, and EVO301 for the treatment of AD and UC. We see broad expansion potential for both programs across additional chronic inflammatory diseases. We also intend to advance additional preclinical programs into clinical development.

For EVO756, we initiated a Phase 2b dose-ranging trial in CSU in April 2025 and expect to report initial results in June 2026. We also initiated a Phase 2b dose-ranging trial of EVO756 in moderate-to-severe AD patients in August 2025 and expect to report initial results in the third quarter of 2026. We plan to evaluate EVO756 in additional indications in which mast cell degranulation and neuroinflammation are key drivers of disease, with migraine being our next indication of interest where we plan to initiate a Phase 2b trial in mid-2026 and expect to report initial results in 2027. For EVO301, we have completed work on a high concentration of subcutaneous formulation, and manufacturing has been initiated. Our planned Phase 2b, placebo-controlled, dose-ranging clinical trial is expected to include at least three dosing regimens of EVO301 tested over a 16-week treatment period, with a planned commencement in mid-2027 following completion of standard scale-up and toxicology activities. We continue to evaluate EVO301 in additional indications, including UC, certain cardiovascular-related inflammatory conditions and food allergy, with planning underway for additional potential Phase 2 clinical trials.

We were incorporated under the laws of the State of Delaware in April 2020 under the name “Evommune, Inc.” We have two wholly owned subsidiaries: Evommune Research, LLC and Evommune Biologics, LLC.

We have incurred significant operating losses in each year since our inception. As of March 31, 2026, we had an accumulated deficit of $242.8 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Strategic Collaborations and License Agreements

Dermira, Inc.

In December 2020, we entered into a License, Development and Commercialization Agreement with Dermira (the “Dermira License Agreement”), pursuant to which we obtained an exclusive, worldwide license to develop and commercialize certain compounds, including EVO756 .

The Dermira License Agreement remains in effect on a product-by-product and a country-by-country basis until the expiration of the royalty term, unless earlier terminated by either party due to the other party’s uncured material breach or bankruptcy. Additionally, we may terminate the Dermira License Agreement for convenience upon a set number of days’ prior notice.

Under the terms of the Dermira License Agreement, we are obligated to pay up to $45.0 million in development milestones for the development of EVO756 (or up to $135.0 million for the development of all licensed products), and up to $240.0 million in sales milestones for the development of EVO756 (or up to $720.0 million for the development of all licensed products) as well as tiered royalty payments in mid-single digit to low-tens percentages on worldwide sales of the licensed products.

As of March 31, 2026, we have paid a total of $11.0 million in upfront payments and development milestones under the Dermira License Agreement. No development milestones were achieved under the Dermira License Agreement during the three months ended March 31, 2026 and 2025. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

Under the Dermira License Agreement, we may sublicense EVO756 to third parties. Dermira has consented to our sublicense of EVO756 to Maruho in Japan and certain Asian countries as described below.

Maruho Co., Ltd.

Maruho Japan Agreement

In September 2023, we entered into a strategic collaboration with Maruho and granted Maruho an exclusive license to develop and commercialize EVO756 in Japan (the “Maruho Japan Agreement”). Under the Maruho Japan Agreement, we are eligible to receive up to $60.0 million in upfront and customary milestone payments and royalty payments on future sales of EVO756 in Japan. As of March 31, 2026, we have received a total of $18.0 million in upfront payments and development milestones under the Maruho Japan Agreement. No other development or sales milestones have been achieved as of March 31, 2026.

Maruho Greater Asia Agreement

In March 2024, we entered into a second strategic collaboration with Maruho (the “Maruho Greater Asia Agreement”) and granted Maruho the exclusive license to develop and commercialize EVO756 in Greater China and certain other Asian countries. Under the Maruho Greater Asia Agreement, we are eligible to receive up to $61.5 million in upfront and customary milestone payments. As of March 31, 2026, we have received a total of $7.0 million in upfront payments under the Maruho Greater Asia Agreement. No other development or sales milestones have been achieved as of March 31, 2026.

AprilBio Co., Ltd.

In June 2024, we entered into a license agreement with AprilBio (the “AprilBio License Agreement”) under which AprilBio granted us an exclusive worldwide license to develop and commercialize EVO301. Under the AprilBio License Agreement, we paid an upfront payment of $15.0 million and may be required to pay milestone payments up to $460.0 million upon achievement of future milestones and royalties on future sales of EVO301. For the three months ended March 31, 2026 and 2025, we recorded $0.5 million and $1.5 million, respectively, as research and development expense upon achievement of development milestones under the AprilBio License Agreement. No other development or sales milestones have been achieved as of March 31, 2026.

Results of Operations

Three months ended March 31, 2026 and 2025

The following sets forth our results of operations:

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
Revenue	$-	$3,000	$(3,000)	(100%)
Operating expenses:
Research and development	17,319	14,362	2,957	21%
General and administrative	6,635	3,670	2,965	81%
Total operating expenses	23,954	18,032	5,922	102%
Loss from operations	(23,954)	(15,032)	(8,922)	(202%)
Other income, net	2,280	475	1,805	380%
Net loss	$(21,674)	$(14,557)	$(7,117)	178%

Revenue

For the three months ended March 31, 2026, we did not recognize any revenue. For the three months ended March 31, 2025, we recognized $3.0 million in revenue through our license agreements. The decrease was due to non-recurring license revenue recognized under the Maruho Japan Agreement in 2025 of $3.0 million upon the satisfaction of the performance obligation.

Operating Expenses

Research and Development

The following table summarizes our research and development expenses for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change
EVO756	$6,865	$4,670	$2,195
EVO301	626	3,027	(2,401)
Discovery research	6,672	4,057	2,615
Personnel costs	3,156	2,608	548
Total research and development expenses	$17,319	$14,362	$2,957

Research and development expenses were $17.3 million and $14.4 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily attributable to an increase in clinical trial expenses for EVO756 and preclinical research expenses for undisclosed discovery programs, which is classified as discovery research expense in the table above. This was partially offset by a decrease in clinical trial expenses for EVO301.

General and Administrative

The following table summarizes our general and administrative expenses for each of the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change
Personnel costs	$2,041	$1,746	$295
Stock-based compensation	2,216	333	1,883
Professional fees	807	652	155
Other general and administrative expenses	1,571	939	632
Total general and administrative expenses	$6,635	$3,670	$2,965

General and administrative expenses were $6.6 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to an increase in stock-based compensation expense related to RSU and SAR expense, and other general and administrative expenses incurred to support public company operations, including increased insurance coverage.

Other income, net

Other income, net was $2.3 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily due to an increase in interest income of $1.7 million received from cash, cash equivalents, and investments.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds from the issuance of convertible preferred stock and common stock. As of March 31, 2026, we maintained $307.0 million in cash, cash equivalents and investments. In February 2026, we received net proceeds of $117.2 million from the issuance of 4,494,279 shares of common stock in a private placement at a price of $27.88 per share. We expect that our cash, cash equivalents, and investments as of March 31, 2026 will enable us to fund our operating expenses and capital expenditures requirements through 2028, based on our current business plan.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change
Net cash used in operating activities	$(27,503)	$(23,899)	$(3,604)
Net cash (used in) provided by investing activities	(85,359)	13,500	(98,859)
Net cash provided by (used in) financing activities	117,111	(152)	117,263
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,249	$(10,551)	$14,800

Operating Activities

Cash used in operating activities of $27.5 million during the three months ended March 31, 2026 was attributable to our net loss of $21.7 million, and a net decrease of $8.8 million in our working capital, partially offset by non-cash items, including stock-based compensation, accretion of discount on investments and depreciation and amortization expense totaling $3.0 million.

Cash used in operating activities of $23.9 million during the three months ended March 31, 2025 was attributable to our net loss of $14.6 million, and a net decrease of $10.0 million in our working capital, partially offset by non-cash items, including stock-based compensation, accretion of discount on investments and depreciation and amortization expense totaling $0.6 million.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2026 comprised purchases of investments of $108.8 million and property and equipment of $0.1 million, partially offset by maturities of investments of $23.5 million.

Cash provided by investing activities in the three months ended March 31, 2025 comprised maturities of investments of $13.5 million.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026 was $117.1 million, which comprised net proceeds from the sale and issuance of common stock in our 2026 Private Placement of $117.2 million, partially offset by principal payments on finance leases of $0.1 million.

Cash used in financing activities for the three months ended March 31, 2025 was $0.2 million, which comprised principal payments on finance leases and financing obligations of $0.2 million.

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
•
the timing and amount of milestone and royalty payments we are required to make or are eligible to receive under our license agreements and any future license or collaboration agreements;
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

Contractual Obligations and Commitments

As of March 31, 2026, we did not have any commitments related to operating leases with non-cancelable terms of less than 12 months. In July 2025, we executed a sixty-three month lease agreement to lease approximately 32,016 square feet of office space in Palo Alto, California. The lease commenced in March 2026 and includes annual lease payments during each of the first three years of approximately $1.5 million, with increases of approximately 3% each year thereafter for the remainder of the lease. We enter into contracts in the normal course of business with third-party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. We may also enter into additional research, manufacturing, supplier and other agreements in the future, which may require up-front payments and even long-term commitments of cash.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no other changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026, and subsequent filings with the SEC, which could have a material adverse effect on our business or financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

				Type of Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Expiration Date
Luis Peña	President and CEO	Adoption	March 2, 2026	X		156,225	March 2, 2027
Kyle Carver	Chief Financial Officer	Adoption	February 26, 2026	X		40,675	February 26, 2027
Eugene Bauer	Chief Medical Officer	Adoption	March 14, 2026	X		108,120	March 14, 2027
Greg Moss	Chief Business and Legal Officer	Adoption	February 26, 2026	X		33,437	February 26, 2027
Jeegar Patel	Chief Scientific Officer	Adoption	February 27, 2026	X		33,175	February 27, 2027
Janice Drew	Chief of Development Operations	Adoption	March 9, 2026	X		146,805	March 9, 2027
David Cohen	Director	Adoption	March 3, 2026	X		23,665	March 3, 2027

*Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

**"Non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Each trading plan is intended to permit transactions in the Company’s securities at times when the individual may otherwise be in possession of material nonpublic information.

Other than as described above, during the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in item 408(a) of Regulation S-K.

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

Evommune, Inc.

Date: May 7, 2026	By:	/s/ Luis Peña
Luis Peña
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Kyle Carver
Kyle Carver, CPA, MBA
Chief Financial Officer
(Principal Financial and Accounting Officer)