Form 10-Q
period 2026-06-30
Evommune, Inc.
filed 2026-08-06
CIK 2044725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 36,292,113 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

EVOMMUNE, INC.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$60,034	$44,063
Short-term investments	140,759	105,137
Prepaid expenses and other current assets	3,453	4,278
Total current assets	204,246	153,478
Operating lease right-of-use assets, net	7,568	1,469
Property and equipment, net	1,650	994
Long-term investments	87,214	67,489
Restricted cash	1,203	1,415
Other non-current assets	66	101
Total assets	$301,947	$224,946

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,044	$7,756
Accrued liabilities	10,688	9,547
Operating lease liability, current portion	1,237	242
Other current liabilities	518	364
Total current liabilities	17,487	17,909
Operating lease liability, non-current portion	6,440	1,290
Financing lease liability	434	181
Total liabilities	24,361	19,380
Stockholders’ equity:
Common stock, par value $0.0001 — 500,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 36,281,767 and 31,524,093 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	4	3
Additional paid-in capital	552,591	426,652
Accumulated deficit	(275,009)	(221,089)
Total stockholders’ equity	277,586	205,566
Total liabilities and stockholders’ equity	$301,947	$224,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOMMUNE, INC.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
License revenue	$—	$—	$—	$3,000
Total revenue	—	—	—	3,000
Operating expenses:
Research and development	26,412	19,638	43,731	34,000
General and administrative	8,483	3,356	15,118	7,026
Total operating expenses	34,895	22,994	58,849	41,026
Loss from operations	(34,895)	(22,994)	(58,849)	(38,026)
Other income, net:
Change in fair value of convertible preferred stock forward	—	9,053	—	8,928
Interest income	2,651	403	4,935	1,017
Other expense, net	(2)	(27)	(6)	(41)
Total other income, net	2,649	9,429	4,929	9,904
Net loss	(32,246)	(13,565)	(53,920)	(28,122)
Basic and diluted net loss per share of common stock	$(0.89)	$(8.80)	$(1.54)	$(18.29)
Weighted average basic and diluted shares of common stock outstanding	36,135,644	1,540,695	34,908,631	1,537,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOMMUNE, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

(in thousands, except share amounts)

For the Three Months Ended June 30, 2026
	Convertible Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, April 1, 2026	—	$—	36,018,372	$4	$547,314	$(242,763)	$304,555
Issuance of common stock on exercise of options			263,395	—	732	—	732
Issuance of common stock in private placement, net of transaction costs	—	—	—	—	(59)	—	(59)
Stock-based compensation	—	—	—	—	4,598	—	4,598
Vesting of early exercised options	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	(32,246)	(32,246)
Balance, June 30, 2026	—	$—	36,281,767	$4	$552,591	$(275,009)	$277,586

For the Three Months Ended June 30, 2025
	Convertible Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, April 1, 2025	116,716,142	$191,776	1,552,887	$—	$8,537	$(166,776)	$(158,239)
Issuance of common stock on exercise of options	—	—	2,078	—	4	—	4
Issuance of Series C convertible preferred stock, net of transaction costs	40,941,587	65,228	—	—	—	—	—
Stock-based compensation	—	—	—	—	557	—	557
Vesting of early exercised options	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(13,565)	(13,565)
Balance, June 30, 2025	157,657,729	$257,004	1,554,965	$—	$9,108	$(180,341)	$(171,233)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For the Six Months Ended June 30, 2026
	Convertible Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, January 1, 2026	—	$—	31,524,093	$3	$426,652	$(221,089)	$205,566
Issuance of common stock on exercise of options			263,395	—	732	—	732
Issuance of common stock in private placement, net of transaction costs	—	—	4,494,279	1	117,139	—	117,140
Stock-based compensation	—	—	—	—	8,052	—	8,052
Vesting of early exercised options	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	(53,920)	(53,920)
Balance, June 30, 2026	—	$—	36,281,767	$4	$552,591	$(275,009)	$277,586

For the Six Months Ended June 30, 2025
	Convertible Preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, January 1, 2025	116,716,142	$191,776	1,551,420	$—	$7,982	$(152,219)	$(144,237)
Issuance of common stock on exercise of options	—	—	3,545	—	6	—	6
Issuance of Series C convertible preferred stock, net of transaction costs	40,941,587	65,228	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,100	—	1,100
Vesting of early exercised options	—	—	—	—	20	—	20
Net loss	—	—	—	—	—	(28,122)	(28,122)
Balance, June 30, 2025	157,657,729	$257,004	1,554,965	$—	$9,108	$(180,341)	$(171,233)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOMMUNE, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(53,920)	$(28,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,052	1,100
Net amortization of premiums and accretion of discounts on investments	(1,548)	(673)
Depreciation and amortization	901	752
Change in fair value of convertible preferred stock forward	—	(8,928)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	858	(5,416)
Accounts payable	(2,766)	(4,591)
Accrued liabilities	1,141	(813)
Operating lease liabilities	(537)	(416)
Deferred revenue	—	(3,000)
Net cash used in operating activities	(47,819)	(50,107)
Cash flows from investing activities:
Purchases of investments	(126,416)	—
Maturities of investments	72,617	31,500
Purchase of property and equipment	(266)	—
Net cash (used in) provided by investing activities	(54,065)	31,500
Cash flows from financing activities:
Proceeds from private placement financing, net of transaction costs	117,140	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	65,228
Proceeds from exercise of stock options	732	6
Payment of deferred offering costs	—	(736)
Principal payments of finance lease liability	(229)	(192)
Principal payments of financing obligation	—	(117)
Net cash provided by financing activities	117,643	64,189
Net increase in cash, cash equivalents and restricted cash	15,759	45,582
Cash, cash equivalents and restricted cash, beginning of period	45,478	16,463
Cash, cash equivalents and restricted cash, end of period	$61,237	$62,045

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	60,034	61,837
Restricted cash	1,203	208
Total cash, cash equivalents, and restricted cash	61,237	62,045

Supplemental cash flow disclosures:
Cash paid for interest	$4	$7
Deferred offering costs in accrued expenses	—	583
Non-cash investing and financing activities:
Unpaid fixed asset purchases	54	—
Vesting of early exercised stock options	16	20
Operating lease liabilities arising from obtaining right-of-use assets	6,682	—
Assets acquired under finance leases	652	—

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

Liquidity

The Company has incurred significant operating losses since inception and has relied primarily on equity financing and license revenue to fund its operations. As of June 30, 2026, the Company had an accumulated deficit of $275.0 million. In February 2026, the Company raised net proceeds of $117.2 million from the issuance of 4,494,279 shares of common stock in a private placement at a price of $27.88 per share (“2026 Private Placement”). The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital. As of June 30, 2026, management expects that existing cash, cash equivalents and investments will be sufficient to fund the Company’s current operating plan for at least twelve months from the issuance date of these financial statements.

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

Restricted Cash

Restricted cash is defined as cash and cash equivalents that cannot be withdrawn or used for general operating activities. As of June 30, 2026 and December 31, 2025, the Company’s restricted cash was approximately $1.2 million and $1.4 million, respectively, and was associated with a letter of credit issued in connection with the Company’s office leases.

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

3. Fair Value Measurements and Fair Value of Financial Instruments

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$56,842	$56,842	$—	$—
Total fair value of assets	$56,842	$56,842	—	$—

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$41,025	$41,025	$—	$—
Total fair value of assets	$41,025	$41,025	$—	$—

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

4. Cash, Cash Equivalents, Short-term and Long-term Investments

As of June 30, 2026 and December 31, 2025, cash and cash equivalents consisted of cash and money market mutual funds. The following tables summarize the Company’s short-term and long-term investments (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Held-to-maturity securities	$140,759	$—	$(221)	140,538
Total short-term investments	140,759	—	(221)	140,538
Long-term investments:
Held-to-maturity securities	87,214	—	(640)	86,574
Total long-term investments	87,214	—	(640)	86,574
Total investments	$227,973	$—	$(861)	$227,112

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Held-to-maturity securities	$105,137	$66	$(1)	105,202
Total short-term investments	105,137	66	(1)	105,202
Long-term investments:
Held-to-maturity securities	67,489	58	(10)	67,537
Total long-term investments	67,489	58	(10)	67,537
Total investments	$172,626	$124	$(11)	$172,739

The Company classifies its investment in debt securities as held-to-maturity, which are carried at amortized cost. Although held-to-maturity securities are recorded at amortized cost, the Company discloses their fair value in accordance with ASC 825-10. The estimated fair value of these securities is categorized within Level 2 of the fair value hierarchy, as the fair values are determined using third-party evaluated pricing based on observable market inputs other than quoted prices in active markets for identical instruments. As of June 30, 2026, the estimated fair value consisted of $184.6 million of U.S. Treasury securities and $42.5 million of corporate debt securities; as of December 31, 2025, it consisted of $132.1 million of U.S. Treasury securities and $40.7 million of corporate debt securities.

As of June 30, 2026, the Company had 41 securities with a fair value of $140.5 million with a contractual maturity of less than 12 months and 27 securities with a fair value of $86.6 million with a contractual maturity of greater than 12 months. As of December 31, 2025, the Company had 30 securities with a fair value of $105.1 million with a contractual maturity of less than 12 months and 14 securities with a fair value of $67.5 million with a contractual maturity of greater than 12 months.

Accrued interest receivable is excluded from the amortized cost and estimated fair value of our investment securities. Accrued interest receivable of $1.5 million and $0.8 million was presented separately within the prepaid expenses and other current assets balance on the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

5. Fixed Assets, Net

Fixed Assets consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Leasehold improvements	$542	$528
Office equipment and furniture	812	684
Machinery and laboratory equipment	149	149
Lab and office equipment under finance right-of-use asset	1,695	1,157
Construction-in-progress	43	35
	$3,241	$2,553
Less accumulated depreciation and amortization	(1,591)	(1,559)
Property and equipment, net	$1,650	$994

Depreciation and amortization expense of property and equipment, net totaled $0.2 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2026 and 2025. In March 2026, the Company disposed of fully depreciated assets and removed the cost and related accumulated depreciation of $0.3 million from the unaudited Condensed Consolidated Balance Sheets. No gain or loss on disposal was recorded.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued research and development	$7,245	$3,981
Accrued compensation	2,597	4,934
Other	846	632
Total	$10,688	$9,547

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

Maruho Co., Ltd.

Maruho Japan Agreement

As of December 31, 2024, the Company had recorded short term deferred revenue of $3.0 million, attributable to the Company’s on-going performance obligations. The Company recognized $3.0 million in license revenue for the six months ended June 30, 2025 upon the satisfaction of the performance obligation. No other milestones were achieved or recorded as license revenue for the three and six months ended June 30, 2026 and 2025.

AprilBio

In June 2024, the Company entered into a License, Development and Commercialization Agreement with AprilBio Co., Ltd. (“AprilBio”), upon which AprilBio granted the Company an exclusive worldwide license to develop and commercialize an IL-18BP compound (“EVO301”). For the six months ended June 30, 2026 and 2025, the Company has recorded $0.5 million and $1.5 million, respectively, as research and development expense upon achievement of a development milestone under the AprilBio License, Development and Commercialization Agreement. No other milestones were achieved or recorded as research and development expenses for the three and six months ended June 30, 2026 and 2025.

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

As of June 30, 2026, future minimum lease payments included in the measurement of lease liabilities were as follows (in thousands):

	Operating leases	Finance leases
2026	929	325
2027	1,891	430
2028	1,936	250
2029 and thereafter	4,774	61
Total undiscounted lease payments	9,530	1,066
Less: imputed interest	(1,853)	(114)
Total lease liability	7,677	952
Less: current portion	1,237	518
Operating and finance lease liability, net of current portion	$6,440	$434

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases and finance leases (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating leases:
Short-term lease cost	$547	$533
Variable lease cost	208	115
Operating lease cost	793	416
Total operating lease costs	1,548	1,064
Finance leases:
Amortization of right-of-use assets	$229	$191
Interest on lease liabilities	37	42
Financing obligation:
Interest expense	—	7
Total finance lease and financing obligation cost	266	240
Total lease cost	$1,814	$1,304

For the six months ended June 30, 2026, cash payments were $0.7 million, and $0.3 million for operating leases and finance leases, respectively. For the six months ended June 30, 2025, cash payments were $0.4 million, $0.2 million, and $0.1 million for operating leases, finance leases and financing obligation, respectively. The Company's financing obligation was completed in the third quarter of 2025. Interest expense is recorded within other expense in the Company’s unaudited Condensed Consolidated Statements of Operations. The weighted average discount rate and remaining terms are as follows:

	As of June 30,
	2026	2025
Weighted-average remaining lease term (in years)
Operating leases	4.9	—
Finance leases	2.1	2.0
Financing obligation	—	0.2
Weighted-average discount rate (percent)
Operating leases	8.86%	8.00%
Finance leases	9.11%	10.50%
Financing obligation	—	12.70%

License Agreements

Except as disclosed in Note 7, no such other milestone events occurred during the three and six months ended June 30, 2026 and 2025.

Legal proceedings

The Company was not subject to any material legal proceedings during the six months ended June 30, 2026 and 2025, and, no material legal proceedings are currently pending or threatened.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(32,246)	$(13,565)	$(53,920)	$(28,122)
Denominator:
Weighted-average shares of common stock outstanding	36,136,055	1,553,938	34,910,516	1,552,749
Less: weighted-average unvested early-exercised options	(411)	(13,243)	(1,885)	(14,921)
Weighted-average shares of common stock outstanding used to compute net loss per share, basic and diluted	36,135,644	1,540,695	34,908,631	1,537,828
Net loss per share, basic and diluted	$(0.89)	$(8.80)	$(1.54)	$(18.29)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	June 30,
	2026	2025
Convertible preferred stock	—	19,147,595
Stock options outstanding	7,476,614	3,726,284
Restricted stock units outstanding	328,318	437,754
Stock appreciation rights outstanding	444,992	444,992
Common stock subject to repurchase	—	18,979
Total	8,249,924	23,775,604

The amounts above represent common stock equivalents, where applicable.

10. Common Stock

As of June 30, 2026, the Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

In February 2026, the Company received net proceeds of $117.2 million from the issuance of 4,494,279 shares of common stock in a private placement at a price of $27.88 per share.

The Company has reserved common stock for future issuance as follows:

	June 30, 2026	December 31, 2025
Outstanding options	7,476,614	6,598,693
Outstanding restricted stock	328,318	328,318
Options available for grants	780,235	345,347
Total	8,585,167	7,272,358

11. Share-based Compensation

2025 Equity Incentive Plan

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

The following table summarizes the Company’s stock option activity:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	6,598,693	$9.05	8.55	$54,503
Options granted	1,141,316	26.00		—
Options exercised	(263,395)	2.78		5,351
Outstanding at June 30, 2026	7,476,614	11.86	8.35	$35,304
Exercisable at June 30, 2026	2,423,387	3.17	6.60	$24,531
Vested and expected to vest at June 30, 2026	7,476,614	$11.86	8.35	$35,304

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 and 2025 was $19.24 and $3.47 per option, respectively. The aggregate intrinsic value of options exercised for the six months ended June 30, 2026 and 2025 was $5.4 million and less than $0.1 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock, multiplied by the related in the money options that would have been received by the option holders had they exercised their options at the end of the period.

As of June 30, 2026, the total unrecognized stock-based compensation expense for stock options was $53.8 million, which is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of options vested for the six months ended June 30, 2026 and 2025 was $1.1 million and $0.9 million, respectively.

The fair value of the stock options granted was estimated using the following assumptions:

	Six Months Ended June 30,
	2026	2025
Expected term	5.5 - 6.5 Years	6.1 Years
Expected volatility	82.43% - 88.66%	88.51% - 89.11%
Risk-free interest rate	3.84% - 4.31%	3.94% - 4.07%
Fair value of common stock	$14.04 - $20.73	$2.30-$3.75
Dividend yield	0%	0%

Restricted Stock Units

In December 2024, certain employees were granted a total of 437,754 RSUs. The terms of the RSUs are disclosed in the annual audited consolidated financial statements for the year ended December 31, 2025 included in the Company's Form 10-K. There were no RSUs granted or vested during the six months ended June 30, 2026. As of June 30, 2026, the total unrecognized stock-based compensation expense for unvested restricted stock was $0.8 million, which is expected to be recognized over a weighted-average period of 2.4 years. The Company recorded $0.1 million and $0.2 million as stock-based compensation expenses for RSUs for the three and six months ended June 30, 2026. No stock compensation expense was recognized for the three and six months ended June 30, 2025.

Stock Appreciation Rights

In December 2024, an executive officer was granted 444,992 SARs with a base price of $2.99 per unit. The terms of the SAR are disclosed in the annual audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Form 10-K. There were no SARs granted or vested during the six months ended June 30, 2026. The Company recorded stock-based compensation expense of $0.5 million and $1.1 million for SAR units for the three and six months ended June 30, 2026. No stock compensation expense was recognized for the three and six months ended June 30, 2025.

Stock-Based Compensation Expense

Stock compensation expense recorded for the three and six months ended June 30, 2026 and 2025, consisted of expense for stock options, RSUs, SARs and Employee Stock Purchase Plan. The following table is a summary of stock compensation expense by function recognized for the periods indicated (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
General and administrative	$2,936	$341	$5,201	$674
Research and development	1,662	216	2,851	426
	$4,598	$557	$8,052	$1,100

2025 Employee Stock Purchase Plan

A total of 300,000 shares of the Company's common stock were reserved for issuance under the 2025 Employee Stock Purchase Plan (the “2025 ESPP”) at December 31, 2025. The Company’s board of directors elected not to increase the shares reserved for issuance under the 2025 ESPP on January 1, 2026. No shares were issued under the 2025 ESPP during the six months ended June 30, 2026 and 2025, respectively. No meaningful compensation expense was recognized under the 2025 ESPP during the three and six months ended June 30, 2026 or 2025.

12. Segments

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute the products and the regulatory environment in which the Company operates. The following is a breakdown of net loss by category for the three and six months ended June 30, 2026 and 2025 as managed by the chief operating decision maker (in thousands).

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
License revenue	$—	$—	$—	$3,000
Operating expenses:
EVO756	13,036	10,189	19,902	14,859
EVO301	870	1,375	1,495	4,402
Other research and development	9,021	5,455	15,691	9,512
Total external research and development	$22,927	$17,019	$37,088	$28,773
Research and development personnel costs	3,485	2,619	6,643	5,227
Total research and development operating expenses	26,412	19,638	43,731	34,000
General and administrative operating expenses	6,232	1,736	10,826	3,660
General and administrative personnel costs	2,251	1,620	4,292	3,366
Total general and administrative operating expenses	8,483	3,356	15,118	7,026
Total operating expenses	$34,895	$22,994	$58,849	$41,026
Other income, net	2,649	9,429	4,929	9,904
Net loss	$(32,246)	$(13,565)	$(53,920)	$(28,122)

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

13. Income Taxes

The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of June 30, 2026, and December 31, 2025, the Company was in a pre-tax loss position and is anticipated to remain so throughout the year. For the six months ended June 30, 2026 and 2025, the Company did not record any tax benefit or expense.

In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of June 30, 2026 and December 31, 2025.

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

Among our portfolio of programs, we currently have two product candidates, EVO756 and EVO301, in Phase 2 development. We are developing EVO756 for the treatment of AD and migraine, and EVO301 for the treatment of AD and UC. We see broad expansion potential for both programs across additional chronic inflammatory diseases. We also intend to advance additional preclinical programs into clinical development.

In June 2026, we announced top-line results from our randomized, double-blind, placebo-controlled, dose-ranging Phase 2b trial evaluating EVO756 in adults with moderate-to-severe CSU. The trial did not meet its primary endpoint of mean change in Urticaria Activity Score over seven days (UAS7) at 12 weeks at any dose, and based on these results, we have decided to cease development of EVO756 for CSU. We are continuing to evaluate EVO756 in additional indications in which neuroinflammation and mast cell degranulation are key drivers of disease. Our Phase 2b dose-ranging trial of EVO756 in moderate-to-severe AD was initiated in August 2025, and we expect to report initial results in September 2026.

We have also initiated a Phase 2b trial of EVO756 in migraine prophylaxis in July 2026 and we expect to report initial results in 2027. The trial is a global randomized, double-blind, placebo-controlled Phase 2b dose-ranging clinical trial in migraine prophylaxis, evaluating EVO756 in adults with refractory migraine experiencing ≥6 migraine days per month. Approximately 330 patients will be randomized across two active dose arms and placebo for 12 weeks of treatment. The trial is exploring daily doses of up to 100 mg. The primary endpoint of the Phase 2b trial is the mean change from baseline in monthly migraine days (MMD). Key secondary endpoints include the proportion of patients achieving ≥50% and ≥75% reductions in MMD, change from baseline in monthly headache days and monthly acute migraine medication use.

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

We have incurred significant operating losses in each year since our inception. As of June 30, 2026, we had an accumulated deficit of $275.0 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

Strategic Collaborations and License Agreements

Dermira, Inc.

In December 2020, we entered into a License, Development and Commercialization Agreement with Dermira (the “Dermira License Agreement”), pursuant to which we obtained an exclusive, worldwide license to develop and commercialize certain compounds, including EVO756.

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

As of June 30, 2026, we have paid a total of $11.0 million in upfront payments and development milestones under the Dermira License Agreement. No development milestones were achieved under the Dermira License Agreement during the six months ended June 30, 2026 and 2025. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

Under the Dermira License Agreement, we may sublicense EVO756 to third parties. Dermira has consented to our sublicense of EVO756 to Maruho in Japan and certain Asian countries as described below.

Maruho Co., Ltd.

Maruho Japan Agreement

In September 2023, we entered into a strategic collaboration with Maruho and granted Maruho an exclusive license to develop and commercialize EVO756 in Japan (the “Maruho Japan Agreement”). Under the Maruho Japan Agreement, we are eligible to receive up to $60.0 million in upfront and customary milestone payments and royalty payments on future sales of EVO756 in Japan. As of June 30, 2026, we have received a total of $18.0 million in upfront payments and development milestones under the Maruho Japan Agreement. No other development or sales milestones have been achieved as of June 30, 2026.

Maruho Greater Asia Agreement

In March 2024, we entered into a second strategic collaboration with Maruho (the “Maruho Greater Asia Agreement”) and granted Maruho the exclusive license to develop and commercialize EVO756 in Greater China and certain other Asian countries. Under the Maruho Greater Asia Agreement, we are eligible to receive up to $61.5 million in upfront and customary milestone payments. As of June 30, 2026, we have received a total of $7.0 million in upfront payments under the Maruho Greater Asia Agreement. No other development or sales milestones have been achieved as of June 30, 2026.

AprilBio Co., Ltd.

In June 2024, we entered into a license agreement with AprilBio (the “AprilBio License Agreement”) under which AprilBio granted us an exclusive worldwide license to develop and commercialize EVO301. Under the AprilBio License Agreement, we paid an upfront payment of $15.0 million and may be required to pay milestone payments up to $460.0 million upon achievement of future milestones and royalties on future sales of EVO301. For the six months ended June 30, 2026 and 2025, we recorded $0.5 million and $1.5 million, respectively, as research and development expense upon achievement of development milestones under the AprilBio License Agreement. No other development or sales milestones have been achieved as of June 30, 2026.

Results of Operations

Three and Six Months ended June 30, 2026 and 2025

The following sets forth our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$-	$-	$-	$3,000
Operating expenses:
Research and development	26,412	19,638	43,731	34,000
General and administrative	8,483	3,356	15,118	7,026
Total operating expenses	34,895	22,994	58,849	41,026
Loss from operations	(34,895)	(22,994)	(58,849)	(38,026)
Other income, net	2,649	9,429	4,929	9,904
Net loss	$(32,246)	$(13,565)	$(53,920)	$(28,122)

Revenue

For the six months ended June 30, 2026, we did not recognize any revenue. For the six months ended June 30, 2025, we recognized $3.0 million in revenue through our license agreements. The decrease was due to non-recurring license revenue recognized under the Maruho Japan Agreement in 2025 of $3.0 million upon the satisfaction of the performance obligation.

Operating Expenses

Research and Development

The following table summarizes our research and development expenses for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
EVO756	$13,036	$10,189	$19,902	$14,859
EVO301	870	1,375	1,495	4,402
Discovery research	9,021	5,455	15,691	9,512
Personnel costs	3,485	2,619	6,643	5,227
Total research and development expenses	$26,412	$19,638	$43,731	$34,000

Research and development expenses increased $9.7 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to increase in clinical trial expenses for EVO756 and preclinical research expenses for undisclosed discovery programs, which is classified as discovery research expense in the table above. This was partially offset by a decrease in clinical trial expenses for EVO301. Research and development expenses increased $6.8 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to increase in clinical trial expenses for EVO756 and preclinical research expenses for undisclosed discovery programs.

General and Administrative

The following table summarizes our general and administrative expenses for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Personnel costs	$2,251	$1,620	$4,292	$3,366
Stock-based compensation	720	341	2,936	674
Professional fees	1,225	525	2,032	1,177
Other general and administrative expenses	4,287	870	5,858	1,809
Total general and administrative expenses	$8,483	$3,356	$15,118	$7,026

General and administrative expenses increased $5.1 million and $8.1 million for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, respectively. The increase was primarily due to other general and administrative expenses incurred to support public company operations, including increased insurance coverage.

Other Income, Net

Other income, net decreased $6.8 million and $5.0 million for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025, respectively. The decrease was primarily due to a gain recognized in the prior year period upon the settlement of the convertible preferred stock forward of $8.9 million, offset by an increase in interest income received from cash, cash equivalents, and investments.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds from the issuance of convertible preferred stock and common stock. As of June 30, 2026, we maintained $288.0 million in cash, cash equivalents and investments. In February 2026, we received net proceeds of $117.2 million from the issuance of 4,494,279 shares of common stock in a private placement at a price of $27.88 per share. We expect that our cash, cash equivalents, and investments as of June 30, 2026 will enable us to fund our operating expenses and capital expenditures requirements through 2028, based on our current business plan.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(47,819)	$(50,107)
Net cash (used in) provided by investing activities	(54,065)	31,500
Net cash provided by financing activities	117,643	64,189
Net increase in cash, cash equivalents and restricted cash	$15,759	$45,582

Operating Activities

Cash used in operating activities of $47.8 million during the six months ended June 30, 2026 was attributable to our net loss of $53.9 million, and a net decrease of $1.3 million in our working capital, partially offset by non-cash items, including stock-based compensation, accretion of discount on investments and depreciation and amortization expense totaling $7.4 million.

Cash used in operating activities of $50.1 million during the six months ended June 30, 2025 was attributable to our net loss of $28.1 million, and a net decrease of $14.2 million in our working capital, and a non-cash gain of $8.9 million recognized upon settlement of preferred stock forward, partially offset by non-cash items, including stock-based compensation, accretion of discount on short-term investments and depreciation and amortization expense totaling $1.2 million.

Investing Activities

Cash used in investing activities of $54.1 million during the six months ended June 30, 2026 comprised purchases of investments of $126.4 million and property and equipment of $0.3 million, partially offset by maturities of investments of $72.6 million.

Cash provided by investing activities in the six months ended June 30, 2025 comprised maturities of investments of $31.5 million.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 was $117.6 million, which comprised net proceeds from the sale and issuance of common stock in our 2026 Private Placement of $117.1 million and proceeds from exercise of stock options of $0.7 million, partially offset by principal payments on finance leases of $0.2 million.

Cash used in financing activities for the six months ended June 30, 2025 was $64.2 million, which comprised net proceeds from the sale and issuance of our Series C Preferred Stock, in June 2025 of $65.2 million, partially offset by payments of deferred offering costs of $0.7 million and principal payments on finance leases and financing obligations of $0.3 million.

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

Contractual Obligations and Commitments

As of June 30, 2026, we did not have any commitments related to operating leases with non-cancelable terms of less than 12 months. In July 2025, we executed a sixty-three month lease agreement to lease approximately 32,016 square feet of office space in Palo Alto, California. The lease commenced in March 2026 and includes annual lease payments during each of the first three years of approximately $1.5 million, with increases of approximately 3% each year thereafter for the remainder of the lease. We enter into contracts in the normal course of business with third-party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. We may also enter into additional research, manufacturing, supplier and other agreements in the future, which may require up-front payments and even long-term commitments of cash.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We do not have any pending litigation that, separately or in the aggregate, would, in the opinion of management, have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

In addition to the information set forth in this report, you should carefully consider the risks discussed under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026, and subsequent filings with the SEC, which could have a material adverse effect on our business or financial statements, results of operations, and cash flows. Additional risks not currently known, or risks that are currently believed to be not material, may also impair business operations. There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

Our use and provision of AI-powered solutions could lead to operational or reputational damage, competitive harm, legal and regulatory risk and additional costs.

Our employees and personnel use artificial intelligence (“AI”) technologies in the course of performing their work, and the disclosure and use of personal, confidential, or other proprietary data in AI technologies is subject to various laws and other obligations, including those related to third-party intellectual property, data privacy and information security, publicity, contractual or other rights. Governments have passed and are likely to pass additional laws regulating AI. Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to €35 million or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is higher. Certain of our activities subject us to the EU AI Act and depending on how the EU AI Act is implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and services to comply with such obligations. We expect other jurisdictions will adopt similar laws.

Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI, it could make our business less efficient and result in competitive disadvantages. Our use of AI technologies and tools may inadvertently reduce our effectiveness and efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, standards and values, do not comply with our policies or procedures, harm our brand and reputation, or negatively impact the performance of our business.

Additionally, sensitive information of ours could be leaked, disclosed, or revealed as a result of or in connection with the use of AI technologies by our employees, clinical research organizations or vendors, including if sensitive information is used to train any third parties’ AI technology. Additionally, where an AI technology model ingests personal or sensitive data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Inadvertent disclosure of such information could result in adverse impact to our business, reputation and operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

				Type of Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Scheduled Expiration Date
Eugene Bauer	Chief Medical Officer	Termination	May 28, 2026	X		108,120	May 28, 2027

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

Other than as described above, during the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

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

Evommune, Inc.

Date: August 6, 2026	By:	/s/ Luis Peña
Luis Peña
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Kyle Carver
Kyle Carver, CPA, MBA
Chief Financial Officer
(Principal Financial and Accounting Officer)