Form 10-Q
period 2026-09-30
Evommune, Inc.
filed 2026-11-12
CIK 2044725

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, the registrant had 41,349,860 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the success, cost and timing of our product development activities and clinical trials of our product candidates;
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

In some cases, forward-looking statements can be identified by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. Investors should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from those implied or projected by forward-looking statements include, among other things, those listed under the section titled “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission, or SEC, on March 5, 2026, and elsewhere in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

EVOMMUNE, INC.

Condensed Consolidated Balance Sheets (unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$47,570	$44,063
Short-term investments	121,068	105,137
Prepaid expenses and other current assets	5,923	4,278
Total current assets	174,561	153,478
Operating lease right-of-use assets, net	7,252	1,469
Property and equipment, net	1,629	994
Long-term investments	93,612	67,489
Restricted cash	1,202	1,415
Other non-current assets	42	101
Total assets	$278,298	$224,946

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,104	$7,756
Accrued liabilities	9,634	9,547
Operating lease liability, current portion	1,276	242
Other current liabilities	469	364
Total current liabilities	20,483	17,909
Operating lease liability, non-current portion	6,105	1,290
Finance lease liability, non-current portion	342	181
Total liabilities	26,930	19,380
Stockholders’ equity:
Common stock, par value $0.0001 — 500,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 36,382,971 and 31,524,093 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	4	3
Additional paid-in capital	557,250	426,652
Accumulated deficit	(305,886)	(221,089)
Total stockholders’ equity	251,368	205,566
Total liabilities and stockholders’ equity	$278,298	$224,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOMMUNE, INC.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
License revenue	$—	$10,000	$—	$13,000
Total revenue	—	10,000	—	13,000
Operating expenses:
Research and development	24,551	19,639	68,282	53,639
General and administrative	8,775	3,689	23,894	10,716
Total operating expenses	33,326	23,328	92,176	64,355
Loss from operations	(33,326)	(13,328)	(92,176)	(51,355)
Other income, net:
Change in fair value of convertible preferred stock forward	—	—	—	8,928
Interest income	2,479	862	7,414	1,880
Other expense, net	(30)	(9)	(35)	(50)
Total other income, net	2,449	853	7,379	10,758
Net loss	(30,877)	(12,475)	(84,797)	(40,597)
Basic and diluted net loss per share of common stock	$(0.85)	$(8.07)	$(2.40)	$(26.36)
Weighted average basic and diluted shares of common stock outstanding	36,326,051	1,545,010	35,386,296	1,540,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOMMUNE, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)

(in thousands, except share amounts)

For the Three Months Ended September 30, 2026
	Convertible preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, July 1, 2026	—	$—	36,281,767	$4	$552,591	$(275,009)	$277,586
Issuance of common stock on exercise of options			91,621	—	245	—	245
Issuance of common stock under ESPP	—	—	9,583	—	67	—	67
Issuance of common stock in private placement, net of transaction costs	—	—	—	—	(77)	—	(77)
Stock-based compensation	—	—	—	—	4,424	—	4,424
Net loss	—	—	—	—	—	(30,877)	(30,877)
Balance, September 30, 2026	—	$—	36,382,971	$4	$557,250	$(305,886)	$251,368

For the Three Months Ended September 30, 2025
	Convertible preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, July 1, 2025	157,657,729	$257,004	1,554,965	$—	$9,108	$(180,341)	$(171,233)
Stock-based compensation	—	—	—	—	561	—	561
Vesting of early exercised options	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(12,475)	(12,475)
Balance, September 30, 2025	157,657,729	$257,004	1,554,965	$—	$9,679	$(192,816)	$(183,137)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For the Nine Months Ended September 30, 2026
	Convertible preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, January 1, 2026	—	$—	31,524,093	$3	$426,652	$(221,089)	$205,566
Issuance of common stock on exercise of options	—	—	355,016	—	977	—	977
Issuance of common stock under ESPP	—	—	9,583	—	67	—	67
Issuance of common stock in private placement, net of transaction costs	—	—	4,494,279	1	117,062	—	117,063
Stock-based compensation	—	—	—	—	12,476	—	12,476
Vesting of early exercised options	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	(84,797)	(84,797)
Balance, September 30, 2026	—	$—	36,382,971	$4	$557,250	$(305,886)	$251,368

For the Nine Months Ended September 30, 2025
	Convertible preferred stock		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance, January 1, 2025	116,716,142	$191,776	1,551,420	$—	$7,982	$(152,219)	$(144,237)
Issuance of common stock on exercise of options	—	—	3,545	—	6	—	6
Issuance of Series C convertible preferred stock, net of transaction costs	40,941,587	65,228	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,660	—	1,660
Vesting of early exercised options	—	—	—	—	31	—	31
Net loss	—	—	—	—	—	(40,597)	(40,597)
Balance, September 30, 2025	157,657,729	$257,004	1,554,965	$—	$9,679	$(192,816)	$(183,137)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EVOMMUNE, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(84,797)	$(40,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,476	1,660
Net amortization of premiums and accretion of discounts on investments	(1,811)	(1,184)
Depreciation and amortization	1,441	1,063
Change in fair value of convertible preferred stock forward	—	(8,928)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,586)	(1,998)
Accounts payable	1,322	(4,688)
Accrued liabilities	87	(1,479)
Operating lease liabilities	(833)	(591)
Deferred revenue	—	(3,000)
Net cash used in operating activities	(73,701)	(59,742)
Cash flows from investing activities:
Purchases of investments	(173,944)	(38,775)
Maturities of investments	133,701	46,500
Purchases of property and equipment	(499)	(131)
Net cash (used in) provided by investing activities	(40,742)	7,594
Cash flows from financing activities:
Proceeds from private placement financing, net of transaction costs	117,063	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	65,228
Proceeds from exercise of stock options	977	6
Proceeds from issuance of ESPP shares	67	—
Payment of deferred offering costs	—	(874)
Principal payments of finance lease liabilities	(370)	(287)
Principal payments of financing obligation	—	(158)
Net cash provided by financing activities	117,737	63,915
Net increase in cash, cash equivalents and restricted cash	3,294	11,767
Cash, cash equivalents and restricted cash, beginning of period	45,478	16,463
Cash, cash equivalents and restricted cash, end of period	$48,772	$28,230

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	47,570	26,818
Restricted cash	1,202	1,412
Total cash, cash equivalents, and restricted cash	48,772	28,230

Supplemental cash flow disclosures:
Cash paid for interest	$4	$7
Deferred offering costs in accrued expenses	—	1,059
Non-cash investing and financing activities:
Property and equipment purchases in accounts payable	26	—
Vesting of early exercised stock options	16	31
Right-of-use assets obtained in exchange for operating lease liabilities	6,682	264
Right-of-use assets obtained in exchange for finance lease liabilities	652	—

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

Liquidity

The Company has incurred significant operating losses since inception and has relied primarily on equity financing and license revenue to fund its operations. As of September 30, 2026, the Company had an accumulated deficit of $305.9 million. In February 2026, the Company raised net proceeds of $117.1 million from the issuance of 4,494,279 shares of common stock in a private placement at a price of $27.88 per share (“2026 Private Placement”). The Company expects to continue to incur substantial losses, and its ability to achieve and sustain profitability will depend on the successful development, approval, and commercialization of product candidates and on the achievement of sufficient revenue to support its cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital. As of September 30, 2026, management expects that existing cash, cash equivalents and investments will be sufficient to fund the Company’s current operating plan for at least twelve months from the issuance date of these financial statements.

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

Restricted Cash

Restricted cash is defined as cash and cash equivalents that cannot be withdrawn or used for general operating activities. As of September 30, 2026 and December 31, 2025, the Company’s restricted cash was approximately $1.2 million and $1.4 million, respectively, and was associated with a letter of credit issued in connection with the Company’s office leases.

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

3. Fair Value Measurements and Fair Value of Financial Instruments

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurements at September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$44,560	$44,560	$—	$—
Total fair value of assets	$44,560	$44,560	$—	$—

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents
Money market funds	$41,025	$41,025	$—	$—
Total fair value of assets	$41,025	$41,025	$—	$—

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

4. Cash, Cash Equivalents, Short-term and Long-term Investments

As of September 30, 2026 and December 31, 2025, cash and cash equivalents consisted of cash and money market mutual funds. The following tables summarize the Company’s short-term and long-term investments (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Held-to-maturity securities	$121,068	$2	$(393)	120,677
Total short-term investments	121,068	2	(393)	120,677
Long-term investments:
Held-to-maturity securities	93,612	2	(1,076)	92,538
Total long-term investments	93,612	2	(1,076)	92,538
Total investments	$214,680	$4	$(1,469)	$213,215

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Short-term investments:
Held-to-maturity securities	$105,137	$66	$(1)	105,202
Total short-term investments	105,137	66	(1)	105,202
Long-term investments:
Held-to-maturity securities	67,489	58	(10)	67,537
Total long-term investments	67,489	58	(10)	67,537
Total investments	$172,626	$124	$(11)	$172,739

The Company classifies its investment in debt securities as held-to-maturity, which are carried at amortized cost. Although held-to-maturity securities are recorded at amortized cost, the Company discloses their fair value in accordance with ASC 825-10. The estimated fair value of these securities is categorized within Level 2 of the fair value hierarchy, as the fair values are determined using third-party evaluated pricing based on observable market inputs other than quoted prices in active markets for identical instruments. As of September 30, 2026, the estimated fair value consisted of $152.8 million of U.S. Treasury securities and $60.4 million of corporate debt securities; as of December 31, 2025, it consisted of $132.1 million of U.S. Treasury securities and $40.7 million of corporate debt securities.

As of September 30, 2026, the Company had 42 securities with a fair value of $120.7 million with a contractual maturity of less than 12 months and 29 securities with a fair value of $92.5 million with a contractual maturity of greater than 12 months. As of December 31, 2025, the Company had 30 securities with a fair value of $105.2 million with a contractual maturity of less than 12 months and 14 securities with a fair value of $67.5 million with a contractual maturity of greater than 12 months.

Accrued interest receivable is excluded from the amortized cost and estimated fair value of the Company's investment securities. Accrued interest receivable of $1.9 million and $0.8 million was presented separately within the prepaid expenses and other current assets balance on the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

5. Property and Equipment, Net

Fixed Assets consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Leasehold improvements	$612	$528
Office equipment and furniture	906	684
Machinery and laboratory equipment	149	149
Lab and office equipment under finance right-of-use asset	1,695	1,157
Construction-in-progress	58	35
	$3,420	$2,553
Less accumulated depreciation and amortization	(1,791)	(1,559)
Property and equipment, net	$1,629	$994

Depreciation and amortization expense of property and equipment, net totaled $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. In March 2026, the Company disposed of fully depreciated assets and removed the cost and related accumulated depreciation of $0.3 million from the unaudited Condensed Consolidated Balance Sheets. No gain or loss on disposal was recorded.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued research and development	$5,746	$3,981
Accrued compensation	3,478	4,934
Other	410	632
Total	$9,634	$9,547

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

Maruho Co., Ltd.

Maruho Japan Agreement

As of December 31, 2024, the Company had recorded short term deferred revenue of $3.0 million, attributable to the Company’s on-going performance obligations. The Company recognized $3.0 million in license revenue for the nine months ended September 30, 2025 upon the satisfaction of the performance obligation. In addition, in July 2025, the Company received payment from Maruho of $10.0 million upon the achievement of a development milestone, which is recognized as license revenue for the three and nine months ended September 30, 2025. No other milestones were achieved or recorded as license revenue for the three and nine months ended September 30, 2026 and 2025.

AprilBio

In June 2024, the Company entered into a License, Development and Commercialization Agreement with AprilBio Co., Ltd. (“AprilBio”), upon which AprilBio granted the Company an exclusive worldwide license to develop and commercialize an IL-18BP compound (“EVO301”). For the nine months ended September 30, 2026 and 2025, the Company has recorded $0.5 million and $1.5 million, respectively, as research and development expense upon achievement of a development milestone under the AprilBio License, Development and Commercialization Agreement. No other milestones were achieved or recorded as research and development expenses for the three and nine months ended September 30, 2026 and 2025.

Accutar Biotechnology, Inc.

In November 2023, the Company entered into a strategic partnership with Accutar Biotechnology, Inc. (“Accutar”) to discover novel small molecule drug candidates in chronic inflammatory diseases (the “Accutar Agreement”). The Accutar Agreement will leverage Accutar’s proprietary AI platform as well as the Company’s expertise in the design and development of novel oral small molecule treatments against targets that are the root cause of chronic immune-mediated inflammatory diseases. For the three and nine months ended September 30, 2026, the Company recorded $1.0 million as research and development expense upon achievement of a development milestone under the Accutar Agreement. No other milestones were achieved or recorded as research and development expenses for the three and nine months ended September 30, 2025.

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

As of September 30, 2026, future minimum lease payments included in the measurement of lease liabilities were as follows (in thousands):

	Operating leases	Finance leases
2026	464	162
2027	1,891	433
2028	1,936	250
2029 and thereafter	4,774	61
Total undiscounted lease payments	9,065	906
Less: imputed interest	(1,684)	(95)
Total lease liabilities	7,381	811
Less: current portion	1,276	469
Operating and finance lease liabilities, net of current portion	$6,105	$342

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases and finance leases (in thousands):

	Nine Months Ended September 30,
	2026	2025
Operating leases:
Short-term lease cost	$771	$834
Variable lease cost	447	179
Operating lease cost	1,222	593
Total operating lease costs	2,440	1,606
Finance leases:
Amortization of right-of-use assets	$370	$287
Interest on lease liabilities	58	60
Financing obligation:
Interest expense	—	7
Total finance lease and financing obligation cost	428	354
Total lease cost	$2,868	$1,960

For the nine months ended September 30, 2026, cash payments were $1.2 million, and $0.4 million for operating leases and finance leases, respectively. For the nine months ended September 30, 2025, cash payments were $0.4 million, $0.3 million, and $0.2 million for operating leases, finance leases and financing obligation, respectively. The Company's financing obligation was completed in the third quarter of 2025. Interest expense is recorded within other expense in the Company’s unaudited Condensed Consolidated Statements of Operations. The weighted average discount rate and remaining terms are as follows:

As of September 30,
2026
Weighted-average remaining lease term (in years)
Operating leases	4.6
Finance leases	1.9
Financing obligation	—
Weighted-average discount rate (percent)
Operating leases	8.86%
Finance leases	8.98%

License Agreements

Except as disclosed in Note 7, no such other milestone events occurred during the three and nine months ended September 30, 2026 and 2025.

Legal proceedings

The Company was not subject to any material legal proceedings during the nine months ended September 30, 2026 and 2025, and no material legal proceedings are currently pending or threatened.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(30,877)	$(12,475)	$(84,797)	$(40,597)
Denominator:
Weighted-average shares of common stock outstanding	36,326,051	1,554,965	35,387,546	1,553,497
Less: weighted-average unvested early-exercised options	—	(9,955)	(1,250)	(13,254)
Weighted-average shares of common stock outstanding used to compute net loss per share, basic and diluted	36,326,051	1,545,010	35,386,296	1,540,243
Net loss per share, basic and diluted	$(0.85)	$(8.07)	$(2.40)	$(26.36)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	September 30,
	2026	2025
Convertible preferred stock	—	19,147,559
Stock options outstanding	7,193,011	1,831,170
Restricted stock units outstanding	328,318	437,754
Stock appreciation rights outstanding	444,992	444,992
Common stock subject to repurchase	—	8,804
Total	7,966,321	21,870,279

The amounts above represent common stock equivalents, where applicable.

10. Common Stock

As of September 30, 2026, the Company is authorized to issue 500,000,000 shares of $0.0001 par value common stock. Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors.

In February 2026, the Company received net proceeds of $117.1 million from the issuance of 4,494,279 shares of common stock in a private placement at a price of $27.88 per share.

The Company has reserved common stock for future issuance as follows:

	September 30, 2026	December 31, 2025
Outstanding options	7,193,011	6,598,693
Outstanding restricted stock	328,318	328,318
Options available for grants	972,217	345,347
Total	8,493,546	7,272,358

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

The following table summarizes the Company’s stock option activity:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	6,598,693	$9.05	8.55	$54,503
Options granted	1,226,316	25.04		—
Options exercised	(355,016)	2.72		6,311
Options forfeited	(276,982)	15.29		637
Outstanding at September 30, 2026	7,193,011	11.85	8.10	$16,853
Exercisable at September 30, 2026	2,494,894	3.19	6.38	$12,648
Vested and expected to vest at September 30, 2026	7,193,011	$11.85	8.10	$16,853

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $18.52 and $3.58 per option, respectively. The aggregate intrinsic value of options exercised for the nine months ended September 30, 2026 and 2025 was $6.3 million and less than $0.1 million, respectively. Intrinsic values are calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that had exercise prices that were lower than the fair value per share of the common stock, multiplied by the related in the money options that would have been received by the option holders had they exercised their options at the end of the period.

As of September 30, 2026, the total unrecognized stock-based compensation expense for stock options was $47.6 million, which is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of options vested for the nine months ended September 30, 2026 and 2025 was $1.5 million and $1.3 million, respectively.

The fair value of the stock options granted was estimated using the following assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected term	5.5 - 6.5 Years	6.0 - 6.1 Years
Expected volatility	81.64% - 88.66%	87.65% - 89.12%
Risk-free interest rate	3.84% - 5.08%	3.68% - 4.07%
Fair value of common stock	$6.05 - $20.73	$2.30 - $3.75
Dividend yield	0%	0%

Restricted Stock Units

In December 2024, certain employees were granted a total of 437,754 RSUs. The terms of the RSUs are disclosed in the annual audited consolidated financial statements for the year ended December 31, 2025 included in the Company's Form 10-K. There were no RSUs granted or vested during the nine months ended September 30, 2026. As of September 30, 2026, the total unrecognized stock-based compensation expense for unvested restricted stock was $0.7 million, which is expected to be recognized over a weighted-average period of 2.2 years. The Company recorded $0.1 million and $0.2 million as stock-based compensation expenses for RSUs for the three and nine months ended September 30, 2026. No stock compensation expense was recognized for the three and nine months ended September 30, 2025.

Stock Appreciation Rights

In December 2024, an executive officer was granted 444,992 SARs with a base price of $2.99 per unit. The terms of the SAR are disclosed in the annual audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Form 10-K. There were no SARs granted or vested during the nine months ended September 30, 2026. The Company recorded stock-based compensation expense of $0.5 million and $1.6 million for SAR units for the three and nine months ended September 30, 2026. No stock compensation expense was recognized for the three and nine months ended September 30, 2025.

Stock-Based Compensation Expense

Stock compensation expense recorded for the three and nine months ended September 30, 2026 and 2025, consisted of expense for stock options, RSUs, SARs and Employee Stock Purchase Plan. The following table is a summary of stock compensation expense by function recognized for the periods indicated (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
General and administrative	$2,907	$341	$8,109	$1,015
Research and development	1,517	220	4,367	645
	$4,424	$561	$12,476	$1,660

2025 Employee Stock Purchase Plan

A total of 300,000 shares of the Company's common stock were reserved for issuance under the 2025 Employee Stock Purchase Plan (the “2025 ESPP”) at December 31, 2025. The Company’s board of directors elected not to increase the shares reserved for issuance under the 2025 ESPP on January 1, 2026. The Company issued 9,583 shares under the 2025 ESPP during the nine months ended September 30, 2026, compared to none in the prior-year period. No meaningful compensation expense was recognized under the 2025 ESPP during the three and nine months ended September 30, 2026 and 2025.

12. Segments

The Company operates in one segment considering the nature of the Company’s products and services, class of customers, methods used to distribute the products and the regulatory environment in which the Company operates. The following is a breakdown of net loss by category for the three and nine months ended September 30, 2026 and 2025 as managed by the chief operating decision maker (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
License revenue	$—	$10,000	$—	$13,000
Operating expenses:
EVO756	7,464	11,189	27,365	26,048
EVO301	2,851	1,087	4,346	5,489
Other research and development	10,749	4,547	26,442	14,059
Total external research and development	$21,064	$16,823	$58,153	$45,596
Research and development personnel costs	3,487	2,816	10,129	8,043
Total research and development operating expenses	24,551	19,639	68,282	53,639
General and administrative operating expenses	6,524	2,036	17,478	5,696
General and administrative personnel costs	2,251	1,653	6,416	5,020
Total general and administrative operating expenses	8,775	3,689	23,894	10,716
Total operating expenses	$33,326	$23,328	$92,176	$64,355
Other income, net	2,449	853	7,379	10,758
Net loss	$(30,877)	$(12,475)	$(84,797)	$(40,597)

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

13. Income Taxes

The Company’s interim income tax provision consists of U.S. federal and state income taxes based on the estimated annual effective tax rate that the Company expects for the full year together with the tax effect of discrete items. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. As of September 30, 2026, and December 31, 2025, the Company was in a pre-tax loss position and is anticipated to remain so throughout the year. For the nine months ended September 30, 2026 and 2025, the Company did not record any tax benefit or expense.

In assessing the realizability of deferred tax assets, management evaluates whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. Management assesses all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, prior earnings history, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Significant weight is given to positive and negative evidence that is objectively verifiable. Based on these factors, including cumulative losses in recent years, the Company continues to maintain a full valuation allowance against its net deferred tax assets as of September 30, 2026 and December 31, 2025.

14. Subsequent Events

Maruho Greater Asia

In October 2026, the Company completed its Phase 2b clinical trial of EVO756 in CSU, including the final clinical study report, which triggered a $5.0 million development milestone payment to the Company under the Maruho Greater Asia Agreement. The milestone payment was due within ten business days of the milestone achievement and will be recognized as revenue in the fourth quarter of 2026.

Hinova Pharmaceuticals Inc.

In November 2026, the Company entered into a license agreement (the “Hinova License Agreement”) with Hinova Pharmaceuticals Inc. (“Hinova”) under which Hinova granted the Company an exclusive license to develop and commercialize EVO570, an oral VAV1 molecular glue degrader, and certain related compounds worldwide, excluding mainland China, Hong Kong, Macau and Taiwan. Under the Hinova License Agreement, the Company agreed to make an upfront payment of $20.0 million in cash and to issue pre-funded warrants to purchase up to 1,262,413 shares of common stock, and may be required to pay milestone payments up to $1.1 billion upon achievement of future development, regulatory and commercial milestones as well as tiered royalty payments ranging from the mid single-digits to the low double-digits on future sales of EVO570. The Company is still evaluating the accounting impact of this transaction.

The pre-funded warrants have an initial exercise price per share of $0.0001, subject to certain adjustments, and are exercisable immediately and may be exercised at any time until the earlier of: (a) 5:00 p.m. Pacific time, on November 4, 2036; or (b) upon the consummation of (i) the voluntary liquidation, dissolution, or winding up of the Company or (ii) a Change of Control (as defined in the pre-funded warrants), as applicable.

November 2026 Private Placement

On November 4, 2026, the Company entered into a Securities Purchase Agreement with certain investors pursuant to which the Company, in a private placement, sold an aggregate of 4,966,889 shares of the Company’s common stock, par value $0.0001 per share at a purchase price of $6.04. The Company received gross proceeds of $30.0 million, before deducting any transaction-related expenses. In connection with the private placement, the Company entered into a registration rights agreement pursuant to which it agreed to register the resale of the shares issued in the private placement.

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

Overview

Evommune is a clinical-stage biotechnology company developing innovative therapies that target key drivers of chronic inflammatory diseases, with initial clinical development programs focusing on atopic dermatitis (“AD”), migraine and ulcerative colitis (“UC”). Chronic inflammation is a significant healthcare problem in the world, substantially impacting patients’ quality of life and leading to life-threatening conditions.

Our mission is to improve patients’ daily lives and prevent the long-term effects of uncontrolled inflammation that are a consequence of the limitations of existing therapies. To achieve this, we are advancing a portfolio of differentiated product candidates that target key drivers of chronic inflammation.

Among our portfolio of programs, we currently have two product candidates, EVO301 and EVO756, in Phase 2 development, and two product candidates, EVO646 and EVO570, in pre-clinical development. We are developing EVO301 for the treatment of AD and UC, EVO756 for the treatment of migraine, and EVO646 and EVO570 for the treatment of autoimmune diseases and rheumatoid arthritis, respectively. We see broad expansion potential for all programs across additional chronic inflammatory diseases. We also intend to advance additional preclinical programs into clinical development.

For EVO301, we have completed work on a high concentration of subcutaneous formulation, and manufacturing has been initiated. Our planned Phase 2b, placebo-controlled, dose-ranging clinical trial will include three dosing regimens of EVO301 tested against placebo over a 16-week treatment period, with an off-drug follow-up period at 24 weeks, with a planned commencement in mid-2027 following completion of standard scale-up and toxicology activities. We also plan to initiate a Phase 2b trial in UC in the first quarter of 2027 and expect to report initial results in 2028.

In June 2026, we announced top-line results from our randomized, double-blind, placebo-controlled, dose-ranging Phase 2b trial evaluating EVO756 in adults with moderate-to-severe CSU. The trial did not meet its primary endpoint of mean change in Urticaria Activity Score over seven days (UAS7) at 12 weeks at any dose, and based on these results, we have decided to cease development of EVO756 for CSU. In September 2026, we announced top-line results from our randomized, double-blind, placebo-controlled, dose-ranging Phase 2b trial evaluating EVO756 in adults with moderate-to-severe AD. The trial did not meet the primary endpoint in any of the doses studied, and based on these results, we have decided to cease development of EVO756 for AD.

We are continuing to evaluate EVO756 in migraine and have initiated a Phase 2b trial of EVO756 in migraine prophylaxis in July 2026. We expect to report initial results in the second half of 2027. The trial is a global randomized, double-blind, placebo-controlled Phase 2b dose-ranging clinical trial in migraine prophylaxis, evaluating EVO756 in adults with refractory migraine experiencing ≥6 migraine days per month. Approximately 330 patients will be randomized across two active dose arms and placebo for 12 weeks of treatment. The trial is exploring daily doses of up to 100 mg. The primary endpoint of the Phase 2b trial is the mean change from baseline in monthly migraine days (MMD). Key secondary endpoints include the proportion of patients achieving ≥50% and ≥75% reductions in MMD, change from baseline in monthly headache days and monthly acute migraine medication use.

In November 2026, we in-licensed exclusive rights from Hinova Pharmaceuticals Inc. (“Hinova”) to develop, manufacture and commercialize its Vav Guanine Nucleotide Exchange Factor 1 (“VAV1”) degraders, including the molecular glue degrader EVO570, worldwide excluding mainland China, Hong Kong, Macau and Taiwan (“Greater China”). We plan to initiate a Phase 1 trial in the first quarter of 2027 and a Phase 2 trial in rheumatoid arthritis in 2027.

In September 2026, we announced a new pre-clinical program EVO646, an oral TLR 7/8 antagonist. We expect to initiate Phase 1 clinical trials in the first half of 2027.

We were incorporated under the laws of the State of Delaware in April 2020 under the name “Evommune, Inc.” We have two wholly owned subsidiaries: Evommune Research, LLC and Evommune Biologics, LLC.

We have incurred significant operating losses in each year since our inception. As of September 30, 2026, we had an accumulated deficit of $305.9 million. We expect to continue to incur net losses for the foreseeable future, and we expect our research and development expenses, general and administrative expenses and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, as well as hire additional personnel, pay fees to outside consultants, lawyers and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize any product candidate, we will also incur increased expenses in connection with commercialization and marketing of any such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We expect to continue to incur significant and increasing net operating losses for the next several years as we:

•
continue the research and development of our clinical- and preclinical-stage product candidates and discovery-stage programs, including the continued development of our product candidates, EVO301, EVO756, EVO646, and EVO570;
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

As of September 30, 2026, we have paid a total of $11.0 million in upfront payments and development milestones under the Dermira License Agreement. No development milestones were achieved under the Dermira License Agreement during the nine months ended September 30, 2026 and 2025. Milestones and royalties are contingent upon future events and will be recorded when the milestones are achieved and when payments are due.

Under the Dermira License Agreement, we may sublicense EVO756 to third parties. Dermira has consented to our sublicense of EVO756 to Maruho in Japan and certain Asian countries as described below.

Maruho Co., Ltd.

Maruho Japan Agreement

In September 2023, we entered into a strategic collaboration with Maruho and granted Maruho an exclusive license to develop and commercialize EVO756 in Japan (the “Maruho Japan Agreement”). Under the Maruho Japan Agreement, we are eligible to receive up to $60.0 million in upfront and customary milestone payments and royalty payments on future sales of EVO756 in Japan. As of September 30, 2026, we have received a total of $18.0 million in upfront payments and development milestones under the Maruho Japan Agreement. No other development or sales milestones have been achieved as of September 30, 2026.

Maruho Greater Asia Agreement

In March 2024, we entered into a second strategic collaboration with Maruho (the “Maruho Greater Asia Agreement”) and granted Maruho the exclusive license to develop and commercialize EVO756 in Greater China and certain other Asian countries. Under the Maruho Greater Asia Agreement, we are eligible to receive up to $61.5 million in upfront and customary milestone payments. As of September 30, 2026, we have received a total of $7.0 million in upfront payments under the Maruho Greater Asia Agreement. No other development or sales milestones have been achieved as of September 30, 2026.

AprilBio Co., Ltd.

In June 2024, we entered into a license agreement with AprilBio (the “AprilBio License Agreement”) under which AprilBio granted us an exclusive worldwide license to develop and commercialize EVO301. Under the AprilBio License Agreement, we paid an upfront payment of $15.0 million and may be required to pay milestone payments up to $460.0 million upon achievement of future milestones and royalties on future sales of EVO301. For the nine months ended September 30, 2026 and 2025, we recorded $0.5 million and $1.5 million, respectively, as research and development expense upon achievement of development milestones under the AprilBio License Agreement. No other development or sales milestones have been achieved as of September 30, 2026.

Accutar Biotechnology, Inc.

In November 2023, we entered into a strategic partnership with Accutar Biotechnology, Inc. (“Accutar”) to discover novel small molecule drug candidates in chronic inflammatory diseases (the “Accutar Agreement”). The Accutar Agreement will leverage Accutar’s proprietary AI platform as well as our expertise in the design and development of novel oral small molecule treatments against targets that are the root cause of chronic immune-mediated inflammatory diseases.

Under the Accutar Agreement, we paid an upfront fee of $3.0 million to Accutar, which was recognized as research and development expense during the year ended December 31, 2023. On a target-by-target basis, if we select the compounds for further development, we are required to pay, upon achievement of specific milestones, up to $155.5 million and royalty payments of mid-single digit percentage on worldwide sales of the licensed products. For the nine months ended September 30, 2026, we recorded $1.0 million as research and development expense upon achievement of a development milestone under the Accutar Agreement. No other milestones have been achieved as of September 30, 2026.

Hinova Pharmaceuticals Inc.

In November 2026, we entered into an exclusive license agreement with Hinova (the “Hinova License Agreement”), pursuant to which Hinova granted us exclusive, sublicensable rights to develop, manufacture, commercialize and otherwise exploit Hinova’s VAV1 degraders, including the oral molecular glue degrader EVO570, for all human and animal indications throughout the world, excluding Greater China. Hinova retained all rights to the licensed compounds in Greater China.

Under the Hinova License Agreement, we agreed to make a one-time, non-refundable upfront cash payment to Hinova of $20.0 million and to issue to a wholly owned subsidiary of Hinova pre-funded warrants to purchase up to 1,262,413 shares of our common stock, representing $10.0 million of common stock based on the average closing price of our common stock for the 45 consecutive trading days immediately preceding the date of the Hinova License Agreement. Hinova is also eligible to receive up to $150.0 million upon the achievement of specified development and regulatory milestones and up to $920.0 million upon the achievement of specified commercial milestones, as well as tiered royalty payments at percentages ranging from the mid single-digits to the low double-digits, subject to customary reductions, on net sales of licensed products. Royalties are payable on a product-by-product and country-by-country basis until the latest of the expiration of the last valid claim of the licensed patents covering such product in such country, the expiration of regulatory exclusivity for such product in such country and the tenth anniversary of the first commercial sale of such product in such country. We expect to account for the transaction as an asset acquisition and to recognize the upfront cash payment and the fair value of the pre-funded warrants as acquired in-process research and development expense in the fourth quarter of 2026.

Investigational new drug applications for EVO570 have been submitted in China and accepted in the United States. We expect to initiate a Phase 1 clinical trial of EVO570 in the near term and plan to initiate a Phase 2 clinical trial of EVO570 in rheumatoid arthritis in 2027.

Results of Operations

Three and Nine Months ended September 30, 2026 and 2025

The following sets forth our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$—	$10,000	$—	$13,000
Operating expenses:
Research and development	24,551	19,639	68,282	53,639
General and administrative	8,775	3,689	23,894	10,716
Total operating expenses	33,326	23,328	92,176	64,355
Loss from operations	(33,326)	(13,328)	(92,176)	(51,355)
Other income, net	2,449	853	7,379	10,758
Net loss	$(30,877)	$(12,475)	$(84,797)	$(40,597)

Revenue

For the nine months ended September 30, 2026, we did not recognize any revenue. For the nine months ended September 30, 2025, we recognized $13.0 million in revenue through our license agreements. The decrease was due to non-recurring license revenue recognized under the Maruho Japan Agreement in 2025 of $3.0 million upon the satisfaction of the performance obligation and $10.0 million recognized upon completion of development milestones.

Operating Expenses

Research and Development

The following table summarizes our research and development expenses for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
EVO756	$7,464	$11,189	$27,365	$26,048
EVO301	2,851	1,087	4,346	5,489
Discovery research	10,749	4,547	26,442	14,059
Personnel costs	3,487	2,816	10,129	8,043
Total research and development expenses	$24,551	$19,639	$68,282	$53,639

Research and development expenses increased $14.6 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to increase in preclinical research expenses for undisclosed discovery programs, which is classified as discovery research expense in the table above, and personnel costs. This was partially offset by a decrease in clinical trial expenses for EVO301. Research and development expenses increased $4.9 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to increase in preclinical research expenses for undisclosed discovery programs and personnel costs, partially offset by decrease in clinical trial expenses for EVO756.

General and Administrative

The following table summarizes our general and administrative expenses for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Personnel costs	$2,251	$1,653	$6,416	$5,020
Stock-based compensation	2,907	341	8,109	1,015
Professional fees	1,673	728	3,705	1,905
Other general and administrative expenses	1,944	967	5,664	2,776
Total general and administrative expenses	$8,775	$3,689	$23,894	$10,716

General and administrative expenses increased $5.1 million and $13.2 million for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025, respectively. The increase was primarily due to stock-based compensation for RSUs and SARs, which commenced upon our IPO, as well as lease expense and other general and administrative expenses incurred to support public company operations, including increased personnel costs and insurance coverage.

Other Income, Net

Other income, net decreased $3.4 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to a gain recognized in the prior year period upon the settlement of the convertible preferred stock forward of $8.9 million, partially offset by an increase in interest income received from cash, cash equivalents, and investments. Other income, net increased $1.6 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to an increase in interest income received from cash, cash equivalents, and investments.

Liquidity and Capital Resources

Sources of Liquidity

Our operations to date have been financed primarily by aggregate net proceeds from the issuance of convertible preferred stock and common stock. As of September 30, 2026, we maintained $262.3 million in cash, cash equivalents and investments. In February 2026, we received net proceeds of $117.1 million from the issuance of 4,494,279 shares of common stock in a private placement at a price of $27.88 per share. We expect that our cash, cash equivalents, and investments as of September 30, 2026, together with the proceeds we received from the Private Placement, will enable us to fund our operating expenses and capital expenditures requirements into the second half of 2029, based on our current business plan.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(73,701)	$(59,742)
Net cash (used in) provided by investing activities	(40,742)	7,594
Net cash provided by financing activities	117,737	63,915
Net increase in cash, cash equivalents and restricted cash	$3,294	$11,767

Operating Activities

Cash used in operating activities of $73.7 million during the nine months ended September 30, 2026 was attributable to our net loss of $84.8 million, and a net decrease of $1.0 million in our working capital, partially offset by non-cash items, including stock-based compensation, accretion of discount on investments and depreciation and amortization expense totaling $12.1 million.

Cash used in operating activities of $59.7 million during the nine months ended September 30, 2025 was attributable to our net loss of $40.6 million, and a net decrease of $11.8 million in our working capital, and a non-cash income upon settlement of preferred stock forward of $8.9 million, partially offset by non-cash items, including stock-based compensation, accretion of discount on short-term investments and depreciation and amortization expense totaling $1.5 million.

Investing Activities

Cash used in investing activities of $40.7 million during the nine months ended September 30, 2026 comprised purchases of investments of $173.9 million and property and equipment of $0.5 million, partially offset by maturities of investments of $133.7 million.

Cash provided by investing activities in the nine months ended September 30, 2025 comprised maturities of short-term investments of $46.5 million, partially offset by purchases of short-term investments of $38.8 million and property and equipment of $0.1 million.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2026 was $117.7 million, which comprised net proceeds from the sale and issuance of common stock in our 2026 Private Placement of $117.1 million and proceeds from exercise of stock options of $1.0 million, partially offset by principal payments on finance leases of $0.4 million.

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

Contractual Obligations and Commitments

As of September 30, 2026, we did not have any commitments related to operating leases with non-cancelable terms of less than 12 months. In July 2025, we executed a sixty-three month lease agreement to lease approximately 32,016 square feet of office space in Palo Alto, California. The lease commenced in March 2026 and includes annual lease payments during each of the first three years of approximately $1.5 million, with increases of approximately 3% each year thereafter for the remainder of the lease. We enter into contracts in the normal course of business with third-party service providers for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. We may also enter into additional research, manufacturing, supplier and other agreements in the future, which may require up-front payments and even long-term commitments of cash.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may derive results and data for EVO570 from clinical trials conducted by Hinova in Greater China. Our access to the clinical results and data, or our access to clinical trial support services or clinical supply, may be limited and there is no assurance that the clinical data from any such trials will be accepted or considered by the FDA or other comparable regulatory authorities.

Hinova is developing EVO570 in a clinical trial in Greater China in autoimmune diseases. While this trial may provide us with clinical data that can inform our future development strategy, we do not have control over the protocols, administration, or conduct of the trial or its compliance with regulatory requirements. There is also no assurance that the clinical data from any such clinical trial will be accepted or considered by the FDA or other comparable regulatory authorities. We have no control over the conduct and timing of, and communications with the National Medical Products Administration (“NMPA”) or other foreign regulatory agencies in Greater China with respect to, the trial that Hinova is conducting for EVO570. Any data integrity issues or patient safety issues arising out of any of these trials would be beyond our control, yet could adversely affect our reputation and damage the clinical and commercial prospects for our product candidates.

In connection with the development of EVO570 or any of our other product candidates, we may rely upon one or more companies located in China, or that are owned or operated by Chinese companies, to provide non-clinical or clinical trial support services or clinical supply. If so, the process of changing these vendors could have an adverse impact on our current clinical development programs if they were no longer permitted to provide services or products due to geopolitical pressures, including legislative activities or executive orders aimed at prohibiting certain Chinese or Chinese-owned biotechnology companies from engaging in biotechnology or biopharmaceutical research activities. We could experience delays in finding suitable replacement service providers located outside China or not otherwise owned by or associated with Chinese companies, which could have a material adverse effect on our development activities and our business. We are unable to predict whether or when proposed legislative or executive actions would be effective, and whether such changes would materially and adversely affect our liquidity, access to capital and our ability to conduct our clinical development programs or other business operations. Any failure on our part to comply with changing government regulations and policies could result in the loss of our ability to develop or manufacture our product candidates.

Changes in U.S. regulatory or trade policy affecting the development or importation of drug candidates originating in China could adversely impact our development plans for EVO570.

EVO570 was in-licensed from Hinova, a China-based biotechnology company, and our development plans for EVO570 depend in part on our ability to receive technology transfer, know-how, and materials originating in China, and to rely on data and other information generated in connection with Hinova’s China-based development activities. Changes in U.S. laws, regulations, executive orders, or government policy that make it more difficult to develop, import, or rely on drug candidates, materials, or data originating in China could adversely affect our ability to execute our development plans for EVO570.

Such changes could include, among others:

•
new or expanded export control, import restriction, or licensing requirements applicable to materials, technology, or technical data transferred from China to the United States;
•
restrictions or prohibitions on U.S. persons or companies engaging in transactions, collaborations, or licensing arrangements with China-based counterparties, whether through legislation, executive order, sanctions programs, or outbound/inbound investment screening mechanisms;
•
heightened FDA scrutiny of, or new requirements applicable to, clinical, nonclinical, or manufacturing data generated in China, including changes affecting the acceptability of such data in support of U.S. regulatory submissions;
•
changes in FDA or other U.S. regulatory agency policy regarding inspection access to, or reliance on inspections of, manufacturing or clinical trial sites located in China;
•
imposition of tariffs, customs restrictions, or other trade barriers affecting the import of active pharmaceutical ingredients, intermediates, or finished materials sourced from China; and
•
broader deterioration in U.S.-China relations resulting in legislative or administrative action specifically targeting pharmaceutical or biotechnology collaborations with China-based entities.

Any of the foregoing could delay or prevent our ability to obtain necessary materials, technology, or data from Hinova, require us to identify alternative sources or generate duplicative data at significant additional cost and delay, or otherwise impair our ability to advance EVO570 on our anticipated timelines or at all. We have limited or no ability to control or predict changes in U.S. regulatory or trade policy, and we cannot assure you that our development plans will not be adversely affected by future legislative, regulatory, or administrative action targeting China-originated pharmaceutical development. Any such disruption could have a material adverse effect on our business, financial condition, and results of operations.

We are substantially dependent on Hinova for the transfer of technology, know-how, and supply of certain materials necessary to execute our development and commercialization plans for EVO570, and any disruption in this relationship could materially harm our business.

We are substantially dependent on our in-licensing partner, Hinova, for the transfer of technical knowledge and know-how, and for the supply of certain materials, including active pharmaceutical ingredients, intermediates, and other components, necessary to execute our development, manufacturing, and commercialization plans for EVO570. Our ability to advance these programs on our anticipated timelines, and ultimately to develop, manufacture, and commercialize EVO570 successfully, depends in substantial part on Hinova’s willingness and ability to timely and completely transfer the requisite technology, documentation, and institutional know-how, and to supply us, or third parties on our behalf, with materials that meet applicable specifications and quality standards.

This dependence subjects us to a number of risks, including that:

•
Hinova may fail to transfer complete, accurate, or timely technical information, analytical methods, manufacturing processes, or other know-how necessary for us to independently develop, manufacture, or seek regulatory approval for EVO570, which could delay or prevent our development and commercialization efforts;
•
Hinova may be unable or unwilling to supply materials in the quantities, quality, or timeframes we require, whether due to capacity constraints, competing priorities, financial difficulties, regulatory actions affecting its facilities, or other operational disruptions;
•
materials supplied by Hinova may not meet applicable regulatory, quality, or specification requirements, which could result in delays, rejected batches, additional testing, or the need to identify and qualify alternative sources;
•
we have limited or no control over Hinova’s manufacturing processes, quality systems, supply chain, or business priorities, and any deficiencies in these areas may not become apparent to us until late in the development or commercialization process;
•
Hinova is subject to Chinese laws, regulations, and government actions, including those relating to export controls, foreign exchange, and outbound transfers of technology or materials, any of which could delay or restrict its ability to perform its obligations to us;
•
identifying, qualifying, and transitioning to an alternative source of the relevant technology, know-how, or materials, if necessary, would likely be costly and time-consuming, and may not be feasible on commercially reasonable terms, or at all, particularly given the specialized nature of certain materials and processes;
•
any dispute with Hinova regarding the interpretation or performance of our license agreement, including with respect to technology transfer obligations, supply commitments, or quality standards, could result in delays, litigation, or termination of the agreement; and
•
deterioration in Hinova’s financial condition, changes in its business strategy or ownership, or its prioritization of other partners or programs could reduce its ability or willingness to satisfy its obligations to us.

If Hinova fails to perform its obligations to us in a timely manner or in accordance with applicable regulatory requirements, or if our relationship with Hinova is disrupted or terminated for any reason, we may experience significant delays in the development, manufacturing, or commercialization of EVO570, incur substantial additional costs, or be unable to advance these programs at all. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

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

Following our announcements in June 2026 and September 2026 of our decisions to discontinue the clinical development of EVO756 in CSU and AD, we currently expect to use our cash, cash equivalents, and investments, which include the net proceeds from our IPO, to advance our remaining clinical programs, including EVO301 for the treatment of AD and UC and the EVO756 for the treatment of migraine, as well as for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not Applicable

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

				Type of Trading Arrangement
Name	Title	Action	Effective Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Scheduled Expiration Date
Eugene Bauer	Chief Medical Officer	Adoption	July 16, 2026	X		108,120	July 16, 2027
Kyle Carver	Chief Financial Officer	Termination	July 14, 2026	X		—	—
Kyle Carver	Chief Financial Officer	Adoption	July 20, 2026	X		70,866	January 31, 2028
Kyle Carver	Chief Financial Officer	Termination	September 9, 2026	X		—	—
Kyle Carver	Chief Financial Officer	Adoption	September 17, 2026	X		124,866	December 31, 2027

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

Other than as described above, during the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

		Incorporated by Reference
Exhibit Number	Description	From	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-42938	3.1	November 7, 2025
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-290793	3.4	October 9, 2025
4.1	Form of Warrant.	8-K	001-42938	4.1	November 4, 2026
10.1	Form of Securities Purchase Agreement.	8-K	001-42938	10.1	November 4, 2026
10.2	Form of Registration Rights Agreement.	8-K	001-42938	10.2	November 4, 2026
31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Evommune, Inc.

Date: November 12, 2026	By:	/s/ Luis Peña
Luis Peña
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Kyle Carver
Kyle Carver, CPA, MBA
Chief Financial Officer
(Principal Financial and Accounting Officer)